Form 10-Q
period 1996-06-30
GOLDEN SYSTEMS INC
filed 1996-11-13
CIK 911876

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


/ X /           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE QUARTERLY PERIOD ENDED
                                    JUNE 30, 1996

                                          OR


/   /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM _____ TO _____  .

                            COMMISSION FILE NUMBER 0-22698

--------------------------------------------------------------------------------


                                 GOLDEN SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)


--------------------------------------------------------------------------------


       CALIFORNIA                                         95-4021568
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                                  2125-C MADERA ROAD
                                SIMI VALLEY, CA  93065
                       (Address of principal executive offices)
                                   (805)  582-4400
                 (Registrant's telephone number, including area code)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:   YES            NO      X
                                        --------       ---------
AS OF OCTOBER 31, 1996, THERE WERE 4,449,998 SHARES OF NO PAR VALUE COMMON STOCK OUTSTANDING.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    INDEX LISTING

--------------------------------------------------------------------------------





                                                                                           Page
                                                                                         Number
                                                                                         ------
PART I        FINANCIAL INFORMATION

    FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of June 30, 1996 (unaudited) and March 31, 1996.        1

    Consolidated Statements of Operations (unaudited) for the three months ended
    June 30, 1996 and June 30, 1995.                                                       2

    Consolidated Statements of Cash Flows (unaudited) for the three months ended
    June 30, 1996 and June 30, 1995.                                                       3


    NOTES  TO  CONSOLIDATED FINANCIAL  STATEMENTS  (UNAUDITED)                             4-5


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS.                                                                 6-8




PART II            OTHER INFORMATION

    Item 1.        Legal Proceedings                                                       9
    Item 6.        Exhibits and Reports on Form 8-K                                        9


SIGNATURES                                                                                 10


                                 GOLDEN SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)

                                            June 30, 1996       March 31, 1996
                                            -------------       --------------
                                              (unaudited)

                                 ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                      $951                  $684
    Restricted cash balances                         46                   886
    Accounts receivable, net of allowances          892                 1,349
    Net due from related parties                    283                   273
    Inventories                                   5,727                 6,643
    Prepaid expenses and other current assets       621                   797
    Income taxes receivable                          37                    46
                                              ---------             ---------
         Total current assets                     8,557                10,678
                                              ---------             ---------

PROPERTY, PLANT AND EQUIPMENT,
   at cost, net of accumulated depreciation       3,449                 3,805

                                              ---------             ---------
                                                $12,006               $14,483
                                              ---------             ---------
                                              ---------             ---------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term borrowings                        $6,579                $8,177
    Accounts payable                              4,084                 3,596
    Accrued liabilities                           1,067                 1,187
                                              ---------             ---------
       Total current liabilities                 11,730                12,960
                                              ---------             ---------

NOTES PAYABLE                                     1,168                   934

COMMITMENTS AND CONTINGENCIES
(Note 4)

MINORITY INTEREST                                 2,599                 2,599

SHAREHOLDERS' EQUITY
    Common Stock                                 16,278                16,278
    Retained earnings (deficit)                 (18,952)              (17,743)
    Cumulative translation adjustments             (817)                 (545)
                                              ---------             ---------
       Total shareholders' equity                (3,491)               (2,010)
                                              ---------             ---------
                                                $12,006               $14,483
                                              ---------             ---------
                                              ---------             ---------

                                 GOLDEN SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)
                                     (unaudited)


                                                       Three Months Ended
                                                -------------------------------
                                                 June 30, 1996   June 30, 1995
                                                --------------   -------------
NET SALES                                          $630                $3,536

COST OF GOODS SOLD                                1,234                 4,176
                                              ---------             ---------
    Gross Loss                                     (604)                 (640)
                                              ---------             ---------


OPERATING EXPENSES:
  Selling,  general and administration              727                 1,032
  Engineering                                        46                   163
                                              ---------             ---------
                                                    773                 1,195

                                              ---------             ---------
    Operating Loss                               (1,377)               (1,835)
                                              ---------             ---------

OTHER INCOME (EXPENSE):
  Interest expense                                 (307)                 (254)
  Other income                                      475                    45
                                              ---------             ---------
                                                    168                  (209)
                                              ---------             ---------
    Loss before provision for
        income taxes                             (1,209)               (2,044)

PROVISION FOR INCOME TAXES                          ---                  ---
                                              ---------             ---------
NET LOSS                                        $(1,209)              $(2,044)
                                              ---------             ---------
                                              ---------             ---------

                                              ---------             ---------
NET LOSS PER SHARE                               $(0.27)               $(0.46)
                                              ---------             ---------
                                              ---------             ---------

WEIGHTED AVERAGE NUMBER OF
     OUTSTANDING SHARES                           4,450                 4,450
                                              ---------             ---------
                                              ---------             ---------

                                 GOLDEN SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)

                                                       Three Months Ended
                                                -------------------------------
                                                 June 30, 1996   June 30, 1995
                                                --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $(1,209)              $(2,044)
Adjustments to reconcile net loss to
   net cash provided by (used in)
    operating activities:
     Depreciation  and amortization expense         191                   117
     Provision for losses on accounts
      receivable                                     12                    12
     Provision for losses on inventories             15                    15
     Decrease (increase) in:
          Accounts receivable                       445                 1,693
          Inventories                               901                  (642)
          Prepaid expenses and other
           current assets                           185                   419
     Increase (decrease) in:
          Accounts payable                          488                 1,224
          Accrued liabilities                      (120)                  (64)
                                               --------              --------
               Net cash provided by (used in)
                operating activities                908                   730
                                               --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Dispositions of property, plant
      & equipment, net                              165                    10
     Restricted cash                                840                  (630)
                                               --------              --------
               Net cash provided by (used in)
                investing activities              1,005                  (620)
                                               --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net of repayments    (1,598)                 (497)
     Borrowings under notes payable                 234                   (24)
     Net change in related party balances           (10)                   86
                                               --------              --------
               Net cash provided by (used in)
                financing activities             (1,374)                 (435)
                                               --------              --------
EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                       (272)                   14

                                               --------              --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                 267                  (311)

CASH & CASH EQUIVALENTS, beginning of period        684                 1,497

                                               --------              --------
CASH & CASH EQUIVALENTS, end of period             $951                $1,186
                                               --------              --------
                                               --------              --------

                                 GOLDEN SYSTEMS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 1.        GENERAL

     In management's opinion, all adjustments which are necessary for a fair presentation of financial condition and results of operations are reflected in the attached interim consolidated financial statements. All amounts are unaudited, except the March 31, 1996 balance sheet. This report should be read in conjunction with the audited consolidated financial statements, notes, and disclosures presented in the Company's 1996 Annual Report on Form 10-K. Footnotes and other disclosures which would substantially duplicate the disclosures in the Company's audited financial statements for fiscal year 1996 contained in the Company's 1996 Annual Report on Form 10-K, have been omitted. The interim financial information herein is not necessarily representative of operations for a full year.


NOTE 2.        RISKS AND FUTURE OPERATIONS

          The Company has incurred significant losses from operations in fiscal years 1995 and 1996 and during the quarter ended June 30, 1996, has negative working capital of $3,173,000 and a retained deficit of $18,952,000, all of which raise substantial doubt about the Company's ability to continue as a going concern. Also, a significant portion of the Company's short-term borrowings with Indian banks were due for renewal prior to March 31, 1996, and the Company has suffered a substantial decline in net sales in fiscal years 1995 and 1996 and the quarter ended June 30, 1996.

     Since March 31, 1996, the Company has been negotiating with certain Indian banks for an extension of payment terms of existing debt as well as an extension of credit to support planned production and sales. Currently, the consortium of banks has expressed interest in assisting the Company with its request. In addition, certain members of the Tandon family (the Company's majority shareholders) have proposed a plan of recapitalization of the Company, which is subject to certain conditions among which are (1) approval by a Special Committee of outside directors of the Board of Directors, (2) negotiation of a definitive agreement, and (3) approval by the shareholders. The proposed plan of recapitalization would require those participating members of the Tandon family to invest $2 million in cash and certain members of management to invest $250,000 in cash. The proposed per-share stock purchase price is $0.15 which exceeded both the public bid and ask prices at the time of the proposal. This proposed plan is currently being evaluated by the Special Committee.

     There can be no assurance, though, that the Company will be able to successfully increase sales or reduce operating costs, raise sufficient capital to meet its current operating needs, or renew its obligations to the Indian banks.

NOTE 3.        LITIGATION SETTLEMENT

     In April 1996, the Company settled a lawsuit with an outside contractor. Under the agreement, the Company received a cash settlement (the agreement prohibits the disclosure of the amount) of which $163,000 related to the reimbursement of legal expenses incurred in fiscal year

1996, and accordingly, this amount was recorded as a reduction of legal expenses in fiscal year 1996. The balance of the settlement has been recorded as other income in the quarter ended June 30, 1996.

NOTE 4.        COMMITMENTS AND CONTINGENCIES

     For a description of committments and contingencies, refer to Note 11 to the Combined/Consolidated Financial Statements contained in the 1996 Annual Report on Form 10-K.

                                 GOLDEN SYSTEMS, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

     OVERVIEW

     As has been previously reported, the Company's cash flow was significantly impacted by the product rejection that took place during the third quarter of fiscal 1995. Those returns cost the Company $4.2 million of lost accounts receivable directly related to the sales of the rejected units and $2.2 million relating to other direct costs, as well as additional costs for transportation, unutilized capacity, business interruption, reorganization, inventory carrying costs, and interest on short-term borrowings.

     The Company implemented a program to overcome its cash difficulties by reducing inventory, organizational restructuring, price increases, volume growth and more favorable payment terms from the Company's existing customers. While a number of elements of that program have been successfully implemented, the company has not been able to generate anticipated amounts of cash from inventory reduction and, to date, has been unsuccessful in its efforts to resell the reworked rejected product. In addition, the Company has not been successful, to date, in building its sales volumes to its existing customers or to new customers. While the Company has implemented a plan to transition its business focus to power supplies for products that are less price sensitive and therefore provide a greater opportunity to develop positive profit margins, there can be no assurance that the Company will have the resources to carry out its plan and, even if the resources are available, that the Company will be able to successfully develop the necessary customer relationships and obtain the product contracts to continue to operate its business.

     In light of these facts, and the operating results discussed below, the Company is presently looking at the opportunities to obtain additional capital from sources outside the Company or to engage in a transaction that would change the Company's fundamental structure. Absent success in generating cash from inventory or a dramatic change in the Company's operating outlook, the consummation of such a financing transaction will be necessary for the Company to continue its operations beyond the next several months.

     In summary, the Company suffered a considerable decline in cash flow during fiscal year 1996 and on into fiscal year 1997. At June 30, 1996, the Company had negative working capital of $3,173,000 and a retained deficit of $18,952,000. While current action is being taken to develop a viable operating plan to increase sales, renegotiate the terms of certain short-term obligations with certain Indian banks and raise additional capital, there can be no assurance that any of these actions will be successfully completed.

     Since March 31, 1996, the Company has been negotiating with certain Indian banks for an extension of payment terms of existing debt as well as an extension of credit to support planned production and sales. Currently, the consortium of banks has expressed interest in assisting the Company with its request.

     In addition, certain members of the Tandon family have proposed a plan of recapitalization of the Company, which is subject to certain conditions, among which are (1) approval by a Special Committee of outside directors of the Board of Directors, (2) negotiation of a definitive agreement, and (3) approval by the shareholders. The proposed plan of recapitalization would require those participating members of the Tandon family to invest $2 million in cash and certain members of management to invest $250,000 in cash. The proposed per-share stock purchase price is $0.15 which exceeded both the public bid and ask prices at the time of the proposal. This proposed plan is currently being evaluated by the Special Committee.

     FIRST QUARTER

     Sales for the three months ended March 31, 1996 were $630,000 compared to $3,536,000 for the same quarter in the prior year. This decrease in sales of 82% is a reflection of the continuing adverse effects of the product returns in the third quarter of fiscal year 1995 by the Company's then major customer. Since the product returns occurred, the Company was successful in increasing its sales volume with its newly established primary customer, IBM, through December 1995, however, it has not been successful in building its sales volume with other existing customers or in establishing new customers. Additionally, the Company has been notified by IBM that it is reducing its number of vendors for power supplies to those who are the larger and best financially prepared to support their needs and the Company no longer meets their new vendor criteria. The Company's future marketing and sales strategy will be the re-evaluation of the second tier OEM power supply business which is primarily made up of customers requiring strong engineering support and lower volumes but with significantly higher selling prices and gross margins. The evaluation of this strategy will be based on the success of the Company in obtaining new capital resources.

     Gross loss on first quarter sales was $604,000 compared to a gross loss of $640,000 for the first quarter in fiscal year 1996. This represents a 6% increase in gross margin, however this is not proportionate to the 82% decline in sales volume because of the major decline in manufacturing capacity utilization which has resulted in significant unabsorbed direct manufacturing overhead.

     Selling, general and administrative expenses for the first quarter of fiscal year 1997 were $727,000 compared to $1,032,000 or a decline of 30%, as a result of the decline in sales and resulting reduction in unit production. The decline in sales and production resulted in the restructuring of the Company to reduce costs which included the closure of the manufacturing facility in Madras, India during the first quarter of fiscal year 1996 and significant employee reductions in Sri Lanka and Bombay, India since that time.

     Engineering expenses for the current quarter were $46,000 as compared to $163,000 for the first quarter of fiscal year 1996 or a 72% decrease. This decrease occurred as a result of the aforementioned decline in sales volume and resulting restructuring of operations.

     Interest expense for the first quarter of fiscal year 1997 was $307,000 as compared to $254,000 for the same quarter in the prior fiscal year. This increase of nearly 21% is due primarily to an increase in interest rates for short-term borrowings.

     In April 1996, the Company settled a lawsuit with an outside contractor. The net proceeds received from the settlement have been recorded as Other Income (Expense) - Other income.

     Net loss for the first quarter ended June 30, 1996 was $1,209,000 compared to a net loss of $2,044,000 for the same period in the prior year. The reasons for this loss reduction are set forth in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     During the three months ended June 30, 1996 the Company provided $908,000 in cash from operating activities. The major source of this cash is due to the continuing decline in operations, which has resulted in the liquidation of accounts receivable and inventories. Additionally, accounts payable have increased which has the effect of providing additional cash.

     INVESTING ACTIVITIES

     Cash provided by investing activities during the first quarter of fiscal year 1997 was $1,005,000 due to a decrease in restricted cash which was securing certain bank obligations and the disposition of certain equipment.

     FINANCING ACTIVITIES

     Cash used in the first quarter of fiscal year 1997 for financing activities aggregated $1,374,000. The primary factor contributing to this amount relates to net repayments of short-term borrowings totaling $1,598,000. This was partially offset by $234,000 in additional long-term borrowings.

     While cash increased $267,000 during the quarter ended June 30, 1996, the Company believes that current liquidity and capital resources are not sufficient to continue operations beyond the next several months. However, the Company is discussing the restructuring of its debt with certain Indian banks and a plan of recapitalization, as previously disclosed.

PART II -- OTHER INFORMATION


--------------------------------------------------------------------------------


ITEM 1.   LEGAL PROCEEDINGS

          On June 8, 1995, the Company filed a complaint in the Ventura County Superior Court (Case No. CIV 155 714) against Bell Atlantic Business Services, Inc. ("Bell Atlantic") alleging, among other things, that Bell Atlantic improperly performed rework services on Company power supplies and thereby breached a contract with the Company. The Company sought in excess of $3,000,000 in damages.

          In September 1995, Bell Atlantic filed a cross-complaint against the Company alleging breach of contract by the Company for failure to pay for rework services rendered. In its cross-complaint, Bell Atlantic sought $108,404.30 and unspecified incidental damages.

          In April 1996, the lawsuit was settled, the specific terms of the settlement, while viewed by the Company as favorable, are confidential under the terms of the settlement agreement.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS


                         Exhibit 27.    Financial Data Sheet

          (b)  REPORTS ON FORM 8-K

                         No reports on Form 8-K were filed during the three
               month period ended June 30, 1969

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             GOLDEN SYSTEMS, INC.


                                   By:       /s/  Jawahar L. Tandon
                                             --------------------------------
                                             Jawahar L. Tandon
                                             CHIEF EXECUTIVE OFFICER AND
                                             CHIEF FINANCIAL OFFICER


                                             (for registrant as authorized
                                             officer and as principal  Financial
                                             and Accounting Officer)


                                   Date:     November 7, 1996
                                             -------------------------------