Form 10-Q
period 1996-09-30
GOLDEN SYSTEMS INC
filed 1996-12-04
CIK 911876

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


/X/                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE QUARTERLY PERIOD ENDED
                                  SEPTEMBER 30, 1996

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

                  --------------------------------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:  YES          NO   X
                                       -----       ------

AS OF NOVEMBER 30, 1996, THERE WERE 4,449,998 SHARES OF NO PAR VALUE COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    INDEX LISTING

--------------------------------------------------------------------------------


                                                                          Page
                                                                         Number
                                                                         ------

PART I        FINANCIAL INFORMATION

   FINANCIAL STATEMENTS.

   Consolidated Balance Sheets as of September 30, 1996 (unaudited) and
   March 31, 1996.                                                          1

   Consolidated Statements of Operations (unaudited) for the three months
   and six months ended September 30, 1996 and September 30, 1995.          2

   Consolidated Statements of Cash Flows (unaudited) for the six months
   ended September 30, 1996 and September 30, 1995.                         3


   NOTES  TO  CONSOLIDATED FINANCIAL  STATEMENTS  (UNAUDITED)               4-5


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS.                                                   6-9



PART II            OTHER INFORMATION

    Item 6.        Exhibits and Reports on Form 8-K                         10



SIGNATURES                                                                  11

                              GOLDEN SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                Sept. 30, 1996  March 31, 1996
                                                --------------  --------------
                                                  (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $353           $684
  Restricted cash balances                                37            886
  Accounts receivable, net of allowances                 794          1,349
  Net due from related parties                           211            273
  Inventories                                          5,661          6,643
  Prepaid expenses and other current assets              445            797
  Income taxes receivable                                ---             46
                                                  ----------     ----------
     Total current assets                              7,501         10,678
                                                  ----------     ----------

PROPERTY, PLANT AND EQUIPMENT,
 at cost, net of accumulated depreciation              3,438          3,805

                                                  ----------     ----------
                                                     $10,939        $14,483
                                                  ----------     ----------
                                                  ----------     ----------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Short-term borrowings                               $6,863         $8,177
  Accounts payable                                     3,603          3,596
  Accrued liabilities                                  1,261          1,187
                                                  ----------     ----------
     Total current liabilities                        11,727         12,960
                                                  ----------     ----------

NOTES PAYABLE                                          1,235            934

COMMITMENTS AND CONTINGENCIES
(Note 4)

MINORITY INTEREST                                      2,599          2,599

SHAREHOLDERS' DEFICIT
  Common Stock                                        16,278         16,278
  Retained earnings (deficit)                        (20,380)       (17,743)
  Cumulative translation adjustments                    (520)          (545)
                                                  ----------     ----------
     Total shareholders' deficit                      (4,622)        (2,010)
                                                  ----------     ----------
                                                     $10,939        $14,483
                                                  ----------     ----------
                                                  ----------     ----------

                              GOLDEN SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                  Three Months Ended                   Six Months Ended
                                          --------------------------------    --------------------------------

                                          Sept. 30, 1996    Sept. 30, 1995    Sept. 30, 1996    Sept. 30, 1995
                                          --------------    --------------    --------------    --------------
NET SALES                                            $444            $5,225            $1,074            $8,760

COST OF GOODS SOLD                                    589             5,250             1,823             9,426
                                           --------------    --------------    --------------    --------------

    Gross Loss                                       (145)              (25)             (749)             (666)
                                           --------------    --------------    --------------    --------------

OPERATING EXPENSES:
  Selling, general and administration                 708               931             1,435             1,963
  Engineering                                         206               112               251               275
                                           --------------    --------------    --------------    --------------
                                                      914             1,043             1,686             2,238

                                           --------------    --------------    --------------    --------------
    Operating Loss                                 (1,059)           (1,068)           (2,435)           (2,904)
                                           --------------    --------------    --------------    --------------

OTHER INCOME (EXPENSE):
  Interest expense                                   (464)             (298)             (771)             (552)
  Other income                                         94                67               568               112
                                           --------------    --------------    --------------    --------------
                                                     (370)             (231)             (203)             (440)
                                           --------------    --------------    --------------    --------------
    Loss before provision for
      income taxes                                 (1,429)           (1,299)           (2,638)           (3,344)

PROVISION FOR INCOME TAXES                            ---                 1               ---                 1
                                           --------------    --------------    --------------    --------------
NET LOSS                                          $(1,429)          $(1,300)          $(2,638)          $(3,345)
                                           --------------    --------------    --------------    --------------
                                           --------------    --------------    --------------    --------------

                                           --------------    --------------    --------------    --------------
NET LOSS PER SHARE                                  $(.32)            $(.29)            $(.59)            $(.75)
                                           --------------    --------------    --------------    --------------
                                           --------------    --------------    --------------    --------------

WEIGHTED AVERAGE NUMBER OF
  OUTSTANDING SHARES                                4,450             4,450             4,450             4,450
                                           --------------    --------------    --------------    --------------
                                           --------------    --------------    --------------    --------------

                                 GOLDEN SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)

                                                       Six Months Ended
                                                -------------------------------

                                                Sept. 30, 1996   Sept. 30, 1995
                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $(2,638)         $(3,345)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating
   activities:
    Depreciation and amortization expense                 133              194
    Provision for losses on accounts receivable           204               19
    Provision for losses on inventories                    30               30
    Decrease (increase) in:
       Accounts receivable                                351              996
       Inventories                                        952              844
       Prepaid expenses and other current assets          398              492
    Increase (decrease) in:
       Accounts payable                                     7              696
       Accrued liabilities                                 74              687
                                                 --------------   --------------
          Net cash provided by (used in)
           operating activities                          (489)             613
                                                 --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Dispositions of property, plant
     & equipment, net                                     235              167
    Restricted cash                                       849             (176)
                                                 --------------   --------------
          Net cash provided by (used in)
           investing activities                         1,084               (9)
                                                 --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings, net of (repayments)         (1,314)            (714)
    Borrowings under notes payable                        301               59
    Net change in related party balances                   62               99
                                                 --------------   --------------
          Net cash used in financing activities          (951)            (556)
                                                 --------------   --------------

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                                 25             (254)

                                                 --------------   --------------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                        (331)            (206)

CASH & CASH EQUIVALENTS, beginning of period              684            1,497

                                                 --------------   --------------
CASH & CASH EQUIVALENTS, end of period                   $353           $1,291
                                                 --------------   --------------
                                                 --------------   --------------

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

NOTE 2.       RISKS AND FUTURE OPERATIONS

         The Company has incurred significant losses from operations in fiscal years 1995 and 1996 and during the six months ended September 30, 1996, has negative working capital of $4,226,000 and a retained deficit of $20,380,000, all of which raise substantial doubt about the Company's ability to continue as a going concern. Also, a significant portion of the Company's short-term borrowings with Indian banks were due for renewal prior to March 31, 1996, and the Company has suffered a substantial decline in net sales in fiscal years 1995 and 1996 and the six months ended September 30, 1996.

    Since March 31, 1996, the Company has been negotiating with certain Indian banks for an extension of payment terms of existing debt as well as an extension of credit to support planned production and sales. The Company's indebtedness to these banks at September 30, 1996 was approximately $7,600,000. Currently, the consortium of banks has expressed interest in assisting the Company with its request. In addition, certain members of the Tandon family (the Company's largest shareholders) have proposed a plan of recapitalization of the Company, which is subject to certain conditions among which are (1) approval by a Special Committee of outside directors of the Board of Directors, (2) negotiation of a definitive agreement, and (3) approval by the shareholders. The proposed plan of recapitalization would require those participating members of the Tandon family to invest $2 million in cash and certain members of management to invest $250,000 in cash. The proposed per-share stock purchase price is $0.15 which exceeded both the public bid and ask prices at the time of the proposal. The recapitalization plan also includes actions by the Tandon family, who have personally guaranteed the Indian bank debt, to obtain a standstill from these banks at no material cost to the Company. This proposed plan is currently being evaluated by the Special Committee.

    There can be no assurance, though, that the Company will be able to successfully increase sales or reduce operating costs, raise sufficient capital to meet its current operating needs, or renew its obligations to the Indian banks.

NOTE 3.  LITIGATION SETTLEMENT

    In April 1996, the Company settled a lawsuit with an outside contractor. Under the agreement, the Company received a cash settlement (the agreement prohibits the disclosure of the amount) of which $163,000 related to the reimbursement of legal expenses incurred in fiscal year 1996, and accordingly, this amount was recorded as a reduction of legal expenses in fiscal year 1996. The balance of the settlement has been recorded together with other items as other income for the six months ended September 30, 1996.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

    For a description of commitments and contingencies, refer to Note 11 to the Combined/Consolidated Financial Statements contained in the 1996 Annual Report on Form 10-K.

                                 GOLDEN SYSTEMS, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

    OVERVIEW

    As has been previously reported, the Company's operations and cash flow was significantly impacted by the product rejection that took place during the third quarter of fiscal 1995. Those returns cost the Company $4.2 million of lost accounts receivable directly related to the sales of the rejected units and $2.2 million relating to other direct costs, as well as additional costs for transportation, unutilized capacity, business interruption, reorganization, inventory carrying costs, and interest on short-term borrowings.

    The Company implemented a program to overcome its cash difficulties by reducing inventory, organizational restructuring, price increases, volume growth and more favorable payment terms from the Company's existing customers. While a number of elements of that program have been successfully implemented, the Company has not been able to generate anticipated amounts of cash from inventory reduction and, to date, has had only limited success in its efforts to resell any significant number of units of the reworked rejected product. In addition, the Company has not been successful, to date, in building its sales volumes to its existing customers or to new customers. While the Company has implemented a plan to transition its business focus to power supplies for products that are less price sensitive and therefore provide a greater opportunity to develop positive profit margins, there can be no assurance that the Company will have the resources to carry out its plan and, even if the resources are available, that the Company will be able to successfully develop the necessary customer relationships and obtain the product contracts to continue to operate its business.

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

    In summary, the Company suffered a considerable decline in cash flow during fiscal year 1996 and on into fiscal year 1997. At September 30, 1996, the Company had negative working capital of $4,226,000 and a retained deficit of $20,380,000. While current action is being taken to develop a viable operating plan to increase sales, renegotiate the terms of certain short-term obligations with certain Indian banks and raise additional capital, there can be no assurance that any of these actions will be successfully completed.

    Since March 31, 1996, the Company has been negotiating with certain Indian banks for an extension of payment terms of existing debt as well as an extension of credit to support planned production and sales. The consortium of banks has expressed interest in assisting the Company with its request. In addition, certain members of the Tandon family have proposed a plan of recapitalization of the Company, which is subject to certain conditions, among which are (1) approval by a Special Committee of outside directors of the Board of Directors,
(2) negotiation of a definitive agreement, and (3) approval by the shareholders. The proposed plan of recapitalization would require those participating members of the Tandon family to invest $2 million in cash and certain members of management to invest $250,000 in cash. The proposed per-share stock purchase price is $0.15 which exceeded both the public bid and ask prices at the time of the proposal. The recapitalization plan also includes actions by the Tandon family, who have personally guaranteed the Indian bank debt, to obtain a standstill from these banks at no material cost to the Company. This proposed plan is currently being evaluated by the Special Committee.

    SECOND QUARTER

    Sales for the three months ended September 30, 1996 were $444,000 compared to $5,225,000 for the same quarter in the prior year. This decrease in sales of 92% is a reflection of the continuing adverse effects of the product returns in the third quarter of fiscal year 1995 by the Company's then major customer. Since the product returns occurred, the Company was successful in increasing its sales volume with its newly established primary customer, IBM, through December 1995, however, it has not been successful in building its sales volume with other existing customers or in establishing new customers. Additionally, the Company has been notified by IBM that it is reducing its number of vendors for power supplies to those who are the larger and best financially prepared to support their needs and the Company no longer meets their new vendor criteria. The Company's future marketing and sales strategy will be the re-evaluation of the second tier OEM power supply business which is primarily made up of customers requiring strong engineering support and lower volumes but with significantly higher selling prices and gross margins. The success of this strategy will be contingent upon the Company's ability to obtain new capital resources.

    The gross loss on second quarter sales was $145,000 compared to a gross loss of $25,000 for the second quarter in fiscal year 1996. This increase in gross loss is due to the major decline in manufacturing capacity utilization which has resulted in significant unabsorbed direct manufacturing overhead, offset in part by the sale of certain reworked inventory which had previously been written off.

    Selling, general and administrative expenses for the second quarter of fiscal year 1997 were $708,000 compared to $931,000 or a decline of 24%, as a result of the decline in sales and resulting reduction in unit production. The decline in sales and production resulted in the restructuring of the Company to reduce costs which included the closure of the manufacturing facility in Madras, India during the first quarter of fiscal year 1996 and significant employee reductions in Sri Lanka and India since that time.

    Engineering expenses for the current quarter were $206,000 as compared to $112,000 for the second quarter of fiscal year 1996 or an 84% increase. This increase results from the establishment of an engineering and product development facility in Scotland during early July 1996. This action is part of the Company's strategy to develop power supplies for original equipment manufacturers of electronic equipment, other than personal computers, who offer higher gross margins.

    Interest expense for the second quarter of fiscal year 1997 was $464,000 as compared to $298,000 for the same quarter in the prior fiscal year. This increase of nearly 56% is due primarily to an increase in interest rates on short-term borrowings.

    During the current second quarter the Company disposed of certain equipment which resulted in a gain of $50,000. This gain is reported as Other income.

    Net loss for the second quarter ended September 30, 1996 was $1,429,000 compared to a net loss of $1,300,000 for the same period in the prior year. The reasons for this loss are set forth in the foregoing discussion.

    SIX MONTHS

    Sales for the six months ended September 30, 1996 were $1,074,000 compared to $8,760,000 for the first six months of the prior fiscal year. This decline of approximately 88% is due to the aforementioned reasons set forth for the quarter ended September 30, 1996.

    Gross loss for the current six month period of $749,000 was much higher as a percent of sales than the $666,000 gross loss in the prior year due principally to the previously mentioned decline in manufacturing capacity utilization which has resulted in significant unabsorbed direct manufacturing overhead. This gross loss on a year-to-date basis is also much higher as a percent of sales (70%) than the 33% loss experienced for the second quarter because of the effect of the sales of the reworked inventory in the second quarter, which had been previously written off.

    Selling, general and administrative expenses of $1,435,000 and engineering expense of $251,000 for the six months ended September 30, 1996 were 27% and 9%, respectively, less than the comparable period in the prior year, due to continuing efforts to reduce costs. However, engineering expenses are beginning to rise, as evidenced in the most current quarter, as the Company builds its engineering support to meet the product demands of customers manufacturing electronic equipment other than personal computers.

    Interest expense of $771,000 for the current six month period compares to $552,000 for the same period in the prior fiscal year. This increase is due principally to the higher interest rates the Company is incurring on short-term debt that is currently delinquent.

    Other income of $568,000 for the six months ended September 30, 1996 is substantially higher than the $112,000 for the six months ended September 30, 1995 because of the inclusion in the current period of the contract settlement which was recorded in the first fiscal quarter.

    Net loss for the first six months ended September 30, 1996 was $2,638,000 versus a net loss of $3,345,000 for the same period in the prior year. The reasons for this loss are set forth in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES

    During the six months ended September 30, 1996 the Company consumed
$489,000 for operating activities. The major reason for this negative cash from operating activities is the net loss from operations offset in part by the liquidation of inventories and accounts receivable as the Company winds down its business with manufacturers of personal computers.

    INVESTING ACTIVITIES

    Cash provided by investing activities during the first six months of fiscal year 1997 was $1,084,000 due to a decrease in restricted cash which was securing certain bank obligations and the disposition of certain equipment.

    FINANCING ACTIVITIES

    Cash used in the first six months of fiscal year 1997 for financing activities aggregated $951,000. The primary factor contributing to this amount relates to net repayments of short-term borrowings totaling $1,314,000. This was partially offset by $301,000 in additional long-term borrowings.

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

PART II -- OTHER INFORMATION

--------------------------------------------------------------------------------


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  EXHIBITS
                   --------

                        Exhibit 27.  Financial Data Sheet

              (b)  REPORTS ON FORM 8-K
                   -------------------

                        No reports on Form 8-K were filed during the three
                   month period ended September 30, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  GOLDEN SYSTEMS, INC.



                             By:  \s\ Jawahar L. Tandon
                                  ------------------------------
                                  Jawahar L. Tandon
                                  CHIEF EXECUTIVE OFFICER AND
                                  CHIEF FINANCIAL OFFICER

                                  (for registrant as authorized officer and as principal Financial and Accounting Officer)


                             Date:  DECEMBER 4, 1996
                                    ----------------------------