Form 10-Q
period 1996-12-31
GOLDEN SYSTEMS INC
filed 1997-02-11
CIK 911876

--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

                  /X/     QUARTERLY REPORT PURSUANT TO
                                 SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE QUARTERLY PERIOD ENDED
                                  DECEMBER 31, 1996

                                          OR

                  / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                              FOR THE TRANSITION PERIOD FROM       TO       .
                                                             -----    -----
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

                 ----------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:  YES    X        NO
                                        ------          ------

AS OF JANUARY 31, 1997, THERE WERE 4,449,998 SHARES OF NO PAR VALUE COMMON STOCK OUTSTANDING.

                                      INDEX LISTING
--------------------------------------------------------------------------------



                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I        FINANCIAL INFORMATION
------

    FINANCIAL STATEMENTS.

    Consolidated Balance Sheets as of December 31, 1996 (unaudited) and
    March 31, 1996.                                                          1

    Consolidated Statements of Operations (unaudited) for the three months
    and nine months ended December 31, 1996 and December 31, 1995.           2

    Consolidated Statements of Cash Flows (unaudited) for the nine months
    ended December 31, 1996 and December 31, 1995.                           3


    NOTES  TO  CONSOLIDATED FINANCIAL  STATEMENTS  (UNAUDITED)               4-5


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS.                                                   6-9




PART II            OTHER INFORMATION
-------

    Item 6.        Exhibits and Reports on Form 8-K                           10



SIGNATURES                                                                    11
----------

                                   GOLDEN SYSTEMS, INC.
                                CONSOLIDATED BALANCE SHEETS
                                       (in thousands)

                                                         Dec. 31, 1996     March 31, 1996
                                                        ---------------   ----------------
                                                          (unaudited)
                                            ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                     $153              $684
    Restricted cash balances                                        35               886
    Accounts receivable, net of allowances                         660             1,349
    Net due from related parties                                    36               273
    Inventories                                                  5,315             6,643
    Prepaid expenses and other current assets                      468               797
    Income taxes receivable                                        ---                46
                                                        ---------------   ----------------
         Total current assets                                    6,667            10,678
                                                        ---------------   ----------------

PROPERTY, PLANT AND EQUIPMENT,
   at cost, net of accumulated depreciation                      3,439             3,805
                                                        ---------------   ----------------
                                                               $10,106           $14,483
                                                        ---------------   ----------------
                                                        ---------------   ----------------


                              LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Short-term borrowings                                       $7,212            $8,177
    Accounts payable                                             3,518             3,596
    Accrued liabilities                                          1,053             1,187
                                                        ---------------   ----------------
         Total current liabilities                              11,783            12,960
                                                        ---------------   ----------------

NOTES PAYABLE                                                    1,216               934

COMMITMENTS AND CONTINGENCIES
(Note 6)

MINORITY INTEREST                                                2,599             2,599

SHAREHOLDERS' DEFICIT
    Common Stock                                                16,278            16,278
    Retained earnings (deficit)                                (21,208)          (17,743)
    Cumulative translation adjustments                            (562)             (545)
                                                        ---------------   ----------------
           Total shareholders' deficit                          (5,492)           (2,010)
                                                        ---------------   ----------------
                                                               $10,106           $14,483
                                                        ---------------   ----------------
                                                        ---------------   ----------------

                                          GOLDEN SYSTEMS, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share data)
                                                   (unaudited)

                                               Three Months Ended            Nine Months Ended
                                         ----------------------------  ----------------------------
                                         Dec. 31, 1996  Dec. 31, 1995  Dec. 31, 1996  Dec. 31, 1995
                                         -------------  -------------  -------------  -------------
NET SALES                                      $1,188         $5,164         $2,262        $13,924

COST OF GOODS SOLD                                561          4,796          2,383         14,222
                                         -------------  -------------  -------------  -------------

    Gross Profit (Loss)                           627            368           (121)         (298)
                                         -------------  -------------  -------------  -------------


OPERATING EXPENSES:
  Selling,  general and administration            886            889          2,321          2,852
  Engineering                                     253             89            504            364
                                         -------------  -------------  -------------  -------------
                                                1,139            978          2,825          3,216

                                         -------------  -------------  -------------  -------------
    Operating Loss                               (512)          (610)        (2,946)        (3,514)
                                         -------------  -------------  -------------  -------------


OTHER INCOME (EXPENSE):
  Interest expense                               (318)          (316)        (1,088)          (868)
  Other income                                      1             43            570            155
                                         -------------  -------------  -------------  -------------
                                                 (317)          (273)          (518)          (713)
                                         -------------  -------------  -------------  -------------
    Loss before provision for
        income taxes                             (829)          (883)        (3,464)        (4,227)

PROVISION FOR INCOME TAXES                        ---            ---            ---              1

                                         -------------  -------------  -------------  -------------
NET LOSS                                        $(829)         $(883)       $(3,464)       $(4,228)
                                         -------------  -------------  -------------  -------------
                                         -------------  -------------  -------------  -------------

NET LOSS PER SHARE                              $(.19)         $(.20)         $(.78)         $(.95)
                                         -------------  -------------  -------------  -------------
                                         -------------  -------------  -------------  -------------


WEIGHTED AVERAGE NUMBER OF
     OUTSTANDING SHARES                         4,450          4,450          4,450          4,450
                                         -------------  -------------  -------------  -------------
                                         -------------  -------------  -------------  -------------

                                         GOLDEN SYSTEMS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                 (unaudited)

                                                                         Nine Months Ended
                                                                   --------------------------------

                                                                    Dec. 31, 1996    Dec. 31, 1995
                                                                   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(3,464)          $(4,228)
Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
     Depreciation  and amortization expense                                  340               302
     Provision for losses on accounts receivable                             266                31
     Provision for losses on inventories                                      45                45
     Decrease (increase) in:
          Accounts receivable                                                423             2,008
          Inventories                                                      1,283             1,371
          Prepaid expenses and other current assets                          375               715
     Increase (decrease) in:
          Accounts payable                                                   (78)              680
          Accrued liabilities                                               (134)              306
                                                                   ---------------  ---------------
               Net cash provided by (used in) operating activities          (944)            1,230
                                                                   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Dispositions of property, plant & equipment, net                         25               247
     Restricted cash                                                         851              (167)
                                                                   ---------------  ---------------
               Net cash provided by (used in) investing activities           876                80
                                                                   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net of (repayments)                             (965)           (1,271)
     Borrowings under notes payable                                          282                59
     Net change in related party balances                                    237                14
                                                                   ---------------  ---------------
               Net cash used in financing activities                        (446)           (1,198)
                                                                   ---------------  ---------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                                 (17)             (803)
                                                                   ---------------  ---------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                         (531)             (691)

CASH & CASH EQUIVALENTS, beginning of period                                 684             1,497

                                                                   ---------------  ---------------
CASH & CASH EQUIVALENTS, end of period                                      $153              $806
                                                                   ---------------  ---------------
                                                                   ---------------  ---------------


                                 GOLDEN SYSTEMS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1.  GENERAL
-------

         In management's opinion, all adjustments, which are necessary for a fair presentation of financial condition and results of operations, are reflected in the accompanying interim consolidated financial statements. All amounts are unaudited, except the March 31, 1996 balance sheet. This report should be read in conjunction with the audited consolidated financial statements, notes, and disclosures presented in the Company's 1996 Annual Report on Form 10-K. Footnotes and other disclosures which would substantially duplicate the disclosures in the Company's audited financial statements for fiscal year 1996 contained in the Company's 1996 Annual Report on Form 10-K, have been omitted. The interim financial information herein is not necessarily representative of operations for a full year.

NOTE 2.  RISKS AND FUTURE OPERATIONS
-------

         The Company has incurred significant losses from operations in fiscal years 1995 and 1996 and during the nine months ended December 31, 1996, has negative working capital of $5,116,000 and a retained deficit of $21,208,000. While the Company is seeking to develop and implement its new business strategy, substantial doubt remains about the Company's ability to continue as a going concern. Also, a significant portion of the Company's short-term borrowings with Indian banks were due for renewal prior to March 31, 1996, and the Company has suffered a substantial decline in net sales in fiscal years 1995 and 1996 and the nine months ended December 31, 1996.

         Since March 31, 1996, the Company has been negotiating with certain Indian banks for an extension of payment terms of existing debt as well as an extension of credit to support planned production and sales. The Company's indebtedness to these banks at December 31, 1996 was approximately $7,600,000. Currently, the consortium of banks has expressed interest in assisting the Company with its request. In addition, certain members of the Tandon family (the Company's largest shareholders) have proposed a plan of recapitalization of the Company, which is subject to certain conditions among which are (1) approval by a Special Committee of outside directors of the Board of Directors,
(2) negotiation of a definitive agreement, and (3) approval by the shareholders. The proposed plan of recapitalization would require those participating members of the Tandon family to invest $2 million in cash and certain members of management to invest $250,000 in cash. The proposed per-share stock purchase price is $0.15, which exceeded both the public bid and ask prices at the time of the proposal. The recapitalization plan also includes actions by the Tandon family, who have personally guaranteed the Indian bank debt, to obtain a standstill from these banks at no material cost to the Company. This proposed plan is currently being evaluated by a Special Committee of outside directors of the Board of Directors.

         There can be no assurance, though, that the Company will be able to successfully increase sales or reduce operating costs, raise sufficient capital to meet its current operating needs, or renew its obligations to the Indian banks.

NOTE 3.  INVENTORIES
-------

         Inventories are valued at the lower of cost (first in, first out) or market. Cost includes cost of material, freight and manufacturing overhead. Inventories consist of the following (in thousands):

                                      MARCH 31, 1996    DEC. 31, 1996
                                      --------------    -------------
                 Raw materials              $5,575           $4,662
                 Work-in-progress              780              390
                 Finished goods                288              263
                                      --------------    -------------
                                            $6,643           $5,315
                                      --------------    -------------
                                      --------------    -------------

NOTE 4.  ORDER CANCELLATION SETTLEMENT
-------

         In November 1996, the Company entered into a release and settlement agreement with a former customer relating to an order cancellation. Net proceeds to the Company, after expenses incurred to negotiate the settlement, approximated $670,000. Consistent with the accounting for such settlements, $670,000 has been included in net sales for the three months ended December 31, 1996 and for the nine months then ended.

NOTE 5.  LITIGATION SETTLEMENT
-------

         In April 1996, the Company settled a lawsuit with an outside contractor. Under the agreement, the Company received a cash settlement (the agreement prohibits the disclosure of the amount) of which $163,000 related to the reimbursement of legal expenses incurred in fiscal year 1996, and accordingly, this amount was recorded as a reduction of legal expenses in fiscal year 1996. The balance of the settlement has been recorded together with other items as other income for the nine months ended December 31, 1996.

NOTE 6.  COMMITMENTS AND CONTINGENCIES
-------

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

                                 GOLDEN SYSTEMS, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

    OVERVIEW
    --------

    As has been previously reported, the Company's operations and cash flow were significantly impacted by the product rejection that took place during the third quarter of fiscal 1995. Those returns cost the Company $4.2 million of lost accounts receivable directly related to the sales of the rejected units and $2.2 million relating to other direct costs, as well as additional costs for transportation, unutilized capacity, business interruption, reorganization, inventory carrying costs, and interest on short-term borrowings.

    The Company implemented a program to overcome its cash difficulties by reducing inventory, organizational restructuring, price increases, volume growth and more favorable payment terms from the Company's existing customers. While a number of elements of that program have been successfully implemented, the Company has not been able to generate anticipated amounts of cash from inventory reduction and, to date, has had only limited success in its efforts to resell any significant number of units of the reworked rejected product. In addition, the Company has not been successful, to date, in building its sales volumes to its existing customers or to new customers, however since the end of the third quarter some small purchase orders have been received that could lead to more significant future business provided the Company's products meet customer acceptance. While the Company has implemented a plan to transition its business focus to power supplies for products that are less price sensitive and therefore provide a greater opportunity to develop positive profit margins, there can be no assurance that the Company will have the resources to carry out its plan and, even if the resources are available, that the Company will be able to successfully develop the necessary customer relationships and obtain the product contracts to continue to operate its business.

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

    In summary, the Company suffered a considerable decline in cash flow during fiscal year 1996 and on into fiscal year 1997. At December 31, 1996, the Company had negative working capital of $5,116,000 and a retained deficit of $21,208,000. While current action is being taken to develop a viable operating plan to increase sales, renegotiate the terms of certain short-term obligations with certain Indian banks and raise additional capital, there can be no assurance that any of these actions will be successfully completed.

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

    THIRD QUARTER
    -------------

    Sales for the three months ended December 31, 1996 were $1,188,000 compared to $5,164,000 for the same quarter in the prior year. This decrease in sales of 77% is due principally to the continuing adverse effects of the product returns in the third quarter of fiscal year 1995 by the Company's then major customer. Since the product returns occurred, the Company was successful in increasing its sales volume with its newly established primary customer, IBM, through December 1995, however, it has not been successful in building its sales volume with other existing customers or in establishing new customers. Additionally, the Company has been notified by IBM that it is reducing its number of vendors for power supplies to those who are the larger and best financially prepared to support their needs and the Company no longer meets its new vendor criteria.
The Company's future marketing and sales strategy will be the re-evaluation of the second tier OEM power supply business which is primarily made up of customers requiring strong engineering support and lower volumes but with significantly higher selling prices and gross margins. The success of this strategy will be contingent upon the Company's ability to obtain new capital resources. Included in the current quarter sales is approximately $670,000 of net settlement proceeds relating to an order cancellation by a former customer.

    The gross profit on third quarter sales was $627,000 compared to a gross profit of $368,000 for the third quarter in fiscal year 1996. This increase in gross profit is due to the sale of certain reworked inventory which had previously been written off and the aforementioned settlement proceeds related to an order cancellation, offset in part by the major decline in manufacturing capacity utilization which has resulted in significant unabsorbed direct manufacturing overhead.

    Engineering expenses for the current quarter were $253,000 as compared to $89,000 for the third quarter of fiscal year 1996 or an 184% increase. This increase results from the establishment of an engineering and product development facility in Scotland commencing early July 1996. This action is part of the Company's strategy to develop power supplies for original equipment manufacturers of electronic equipment, other than personal computers, who offer higher gross margins.

    Net loss for the third quarter ended December 31, 1996 was $829,000 compared to a net loss of $883,000 for the same period in the prior year. The significant reasons for this loss are set forth in the foregoing discussion.

    NINE MONTHS
    -----------

    Sales for the nine months ended December 31, 1996 were $2,262,000 compared to $13,924,000 for the first nine months of the prior fiscal year. The decline of approximately 84% is due to the aforementioned reasons set forth for the quarter ended December 31, 1996.

    Gross loss for the current nine month period of $121,000 was much higher as a percent of sales than the $298,000 gross loss in the prior year due principally to the previously mentioned decline in manufacturing capacity utilization which has resulted in significant unabsorbed direct manufacturing overhead. This overhead expense has been partially offset by the sale of reworked inventory and the net settlement proceeds of approximately $670,000 related to an order cancellation by a former customer which was recorded in the third quarter.

    Selling, general and administrative expenses of $2,321,000 for the nine months ended December 31, 1996 were 19% lower than the comparable period in the prior year, due to continuing efforts to reduce costs. However, engineering expenses of $504,000 were 38% higher than the prior year, as the Company continues to build its engineering support to meet product demands of customers manufacturing electronic equipment other than personal computers.

    Interest expense of $1,088,000 for the current nine month period compares to $868,000 for the same period in the prior fiscal year. This increase is due principally to the higher interest rates the Company is incurring on short-term debt that is currently delinquent.

    Other income of $570,000 for the nine months ended December 31, 1996 is substantially higher than the $155,000 for the nine months ended December 31, 1995 because of the inclusion in the current period of the contract settlement which was recorded in the first fiscal quarter.

    Net loss for the nine months ended December 31, 1996 was $3,464,000 versus a net loss of $4,228,000 for the same period in the prior year. The significant reasons for this loss are set forth in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES
    --------------------

    During the nine months ended December 31, 1996 the Company consumed
$944,000 for operating activities. The major reason for this negative cash from operating activities is the net loss from operations offset in part by certain non-cash charges and the liquidation of inventories and accounts receivable as the Company winds down its business with manufacturers of personal computers.

    INVESTING ACTIVITIES
    --------------------

    Cash provided by investing activities during the first nine months of fiscal year 1997 was $876,000 due principally to a decrease in restricted cash which was securing certain bank obligations.

    FINANCING ACTIVITIES
    --------------------

    Cash used in the first nine months of fiscal year 1997 for financing activities aggregated $446,000. The primary factor contributing to this amount relates to net repayments of short-term borrowings totaling $965,000. This was partially offset by $282,000 in additional long-term borrowings and collection of related party balances.

    Shortly after the close of the third quarter, the Company's current liquidity and capital resources became insufficient to cover current operating expenses. Consequently, the Tandon family is making temporary advances to the Company to provide working capital needed to continue operations until the previously disclosed recapitalization plan and debt restructuring with certain Indian banks can be concluded or other financing can be obtained.

PART II -- OTHER INFORMATION

--------------------------------------------------------------------------------


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  EXHIBITS
                   --------

                       Exhibit 27.  Financial Data Sheet

              (b)  REPORTS ON FORM 8-K
                   -------------------

                       No reports on Form 8-K were filed during the three month
                 period ended December 31, 1996.

                                      SIGNATURES
                                      ----------


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



                                             GOLDEN SYSTEMS, INC.




                                        By:  /S/ JAWAHAR L. TANDON
                                             ------------------------------
                                             Jawahar L. Tandon
                                             CHIEF EXECUTIVE OFFICER AND
                                             CHIEF FINANCIAL OFFICER

                                             (for registrant as authorized
                                              officer and as principal Financial
                                              and Accounting Officer)


                                        Date:  FEBRUARY 7, 1997
                                               ----------------------------