Form 10-K405
period 1997-03-31
GOLDEN SYSTEMS INC
filed 1998-06-29
CIK 911876

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

         /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

        / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM  _____  TO _____ .

                         COMMISSION FILE NUMBER 0-22698

                              GOLDEN SYSTEMS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

                              --------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK
                                (Title of Class)
                                OVER THE COUNTER
                     (Name of exchange on which registered)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:  YES              NO    X
                                        -----------     -------

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE CLOSING PRICE AT MARCH 31, 1998, WAS
APPROXIMATELY $212,000. THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT MARCH 31, 1998 WAS 5,299,998.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                             GOLDEN SYSTEMS, INC.
                          INDEX TO ANNUAL REPORT ON
                                   FORM 10-K

                          For the fiscal year ended
                                March 31, 1997

                                                                                     Page
                                                                                     ----
                                    PART I
Item 1.   Business....................................................................  3
Item 2.   Properties.................................................................. 16
Item 3.   Legal Proceedings........................................................... 16
Item 4.   Submission of Matters to a Vote of Security Holders......................... 17

                                    PART II

Item 5.   Market for Registrant's Equity Stock and Related Stockholder Matters........ 17
Item 6.   Selected Financial Data..................................................... 18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................................... 18
Item 8.   Financial Statements and Supplementary Data................................. 25
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...................................... 25

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.......................... 26
Item 11.  Executive Compensation...................................................... 27
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............. 33
Item 13.  Certain Relationships and Related Transactions.............................. 34

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............ 36
          Signatures.................................................................. 37
          Index to Consolidated Financial Statements..................................F-1
          Financial Statements and Supplementary Data.................................F-1
          Independent Auditor's Report................................................F-2


                                    PART I

     Unless otherwise indicated as used in this Form 10-K all references to a fiscal year shall mean the fiscal year of Golden Systems, Inc. ("Golden Systems" or the "Company") that ends in such year (for example, the fiscal year commencing April 1, 1996 and ending March 31, 1997 is referred to herein as "fiscal 1997" or "1997").

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discussions containing such forward-looking statements may be found in the material set forth under "Business-General," "Business-Marketing and Sales," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within this Form 10-K generally. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements (as a result of the risk factors set forth below under "Risk Factors"). The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 1    BUSINESS

BACKGROUND

     Golden Systems was incorporated in October 1985 and commenced operating in February 1991. Since then the Company has engaged in the marketing of power supplies to personal computer and peripheral equipment original equipment manufacturers ("OEMs") and to distributors of standard power supply products. During the fiscal year ended March 31, 1992, the Company entered into its first high volume OEM sales arrangement. The engineering, sales and distribution operations of the Company were integrated with the engineering and manufacturing operations of its newly acquired subsidiary, Ultra Tek Devices, Ltd. ("Ultra Tek"), effective on July 1, 1993, in contemplation of the Company's Initial Public Offering. Prior to the integration, Ultra Tek manufactured power supplies for sale primarily to Tandon Corporation or Tandon Associates for use in personal computers and peripheral equipment manufactured by companies affiliated with the Tandon family. J. L. Tandon, a United States resident and citizen, is the Chief Executive Officer and a director of the Company. Ultra Tek has been managed by M. L. Tandon, a resident and citizen of India, since its incorporation on August 9, 1985. M.
L. Tandon is Chairman of the Board of Ultra Tek and is J. L. Tandon's brother. The Company began using the fictitious name "Cortech Systems" in August 1996.

GENERAL

     The Company is in the business of designing, manufacturing and marketing switching power supplies. Historically, its customers have been OEMs of personal computers and peripheral equipment. The Company's principal customers in the past were Compaq Computer Corporation ("Compaq") and International Business Machines Corporation ("IBM"). Sales to Compaq declined significantly during fiscal 1996 and 1997. Although the Company expanded its business activity with IBM during fiscal 1996, IBM ceased to be a customer during fiscal 1997. Currently, the Company's primary customers are Iomega Corporation ("Iomega"), Syquest Technology, Inc. ("Syquest") and Nexar Technologies, Inc. ("Nexar").

     The Company uses low-cost manufacturing and labor at its manufacturing facilities to produce its products, which it designs specifically to meet the quality requirements and other specifications of its OEM customers. During fiscal 1997, the Company's manufacturing operations were located in a foreign export processing zone in Bombay, India and in Sri Lanka near the capital city of Colombo. Another manufacturing facility, in Madras, India, was closed in fiscal 1996 as part of the Company's restructuring and cost reduction efforts. During the third quarter of fiscal 1998, the Company ceased manufacturing in

Sri Lanka. During fiscal 1997, the Company relocated its product design and development engineering, along with its self-certifying product safety laboratory, to Scotland. Both were moved back to the Company's headquarters office in California during the fourth quarter of fiscal 1998, as the Company continues to attempt to cut costs.

     As was previously reported in the Company's annual and quarterly reports filed with the Securities and Exchange Commission (the "Commission") and in timely press releases issued in December 1994, the Company's cash flow was significantly impacted by the product rejection by Compaq, its then-largest customer, that took place in the last few months of fiscal 1995, which cost the Company $4.2 million of lost accounts receivable directly related to the sales of the rejected units and $2.2 million related to other direct costs stemming from the rejection. This additionally placed the Company in an unfavorable position with its raw material vendors due to limited cash, high short-term debt, and a severe deferral of payments to its banking institutions and vendors. Existing and potential new customers were very aware of the significant product return and the unfavorable financial position the Company was experiencing.

     In recognition of the unfavorable circumstances created by this event (high short-term debt, limited capital, vendor problems, and negative perception by its existing and potential customer base), the Company was required in fiscal 1996 to develop and implement a strategy to overcome its severe cash difficulties. The strategy included utilization or sale of its raw material inventory, cost reductions, organizational restructuring, price increases, volume growth, and obtaining more favorable payment terms from its existing customers. The Company recognized that these measures would be both difficult to achieve in the very competitive personal computer component market and would be short-term solutions under the best of circumstances and results. Based on this, the Company recognized the necessity, on a longer term basis, of pursuing new equity investment primarily through a merger or acquisition.

     The Company was successful in achieving certain portions of its cash recovery strategy as is demonstrated in its fiscal 1996 year-end financial statements. In particular, $2,161,000 in cash was provided by a decrease in accounts receivable as a result of specific customers granting the Company accelerated payment terms and an additional $2,270,000 in cash was provided by a reduction in inventory primarily as a result of using existing raw materials in new power supply products. These same activities resulted in cash in the amounts of $423,000 and $1,283,000, respectively, as reported in the Company's Quarterly Report on Form 10-Q, for the nine months ended December 31, 1996. During fiscal 1996, selling, general and administrative expenses were reduced by $1,129,000 resulting from the eventual shut-down of the manufacturing facility located in Madras, India, staff and cost reductions in the Simi Valley corporate offices, and cost reductions in the England and Singapore sales offices. Continued efforts to reduce selling, general and administrative expenses resulted in additional savings of $531,000 for the nine months ended December 31, 1996. But, while achieving some success, the Company did not generate the anticipated amounts of cash recovery from inventory reduction, had only limited success in its efforts to resell the reworked, rejected product, and failed to rebuild the volume of its business.

     Sales to Compaq decreased significantly in fiscal 1996 and fiscal 1997. Although the Company was successful in increasing its volume with IBM through the third quarter of fiscal 1996, it was not successful in building its sales volumes to other existing customers or to new customers. The Company also was notified by IBM in the latter half of fiscal 1996 that it was reducing its number of vendors for power supplies to those larger and best financially prepared to support its activities and that the Company no longer met its vendor selection criteria. Sales to IBM ceased during fiscal 1997.

     The Board of Directors concluded during the fourth quarter of fiscal 1996 that, if the Company were to remain operational, it must evaluate all measures to obtain additional capital from sources outside the Company or, if none were found, that the Company must engage in a transaction that would change its fundamental structure. On February 13, 1996, the Board of Directors established an Independent Directors Committee, made up of non-management directors, to evaluate financing and restructuring options and opportunities available to the Company.

     The Independent Directors Committee was unable to identify any outside sources of capital. The Company pursued an equity investment by an outside investment group; discussed strategic alliances with two different companies; considered an acquisition proposal by an investment banker; and explored a merger with another electronics manufacturer. However, the Company found that the following factors made it unattractive to potential investors and traditional lenders: (i) the size of its Indian bank debt relative to the Company's consolidated assets; (ii) the fact that the Indian banks' liens on Ultra Tek's assets are first in priority over all other debt, as well as over shareholders' equity rights; (iii) the Company's operating losses since the fiscal 1995 product rejection by Compaq; and (iv) the fact that the Company had consumed the totality of its resources simply to survive during the four quarters of fiscal 1996. In May 1996, J. L. Tandon, the Company's CEO, informed the Independent Directors Committee that the Tandon family, which owned approximately 38.2% of the outstanding shares of the Company's common stock (the "Common Stock") and has personally guaranteed Ultra Tek's bank debt in India (amounting to approximately $7.5 million at March 31, 1996), was prepared to invest additional equity in the Company and to support the Company in negotiations with the Indian banks. A number of discussions of terms, amounts and timing took place, leading to an initial proposal from the Tandon family dated July 31, 1996. During August 1996, the Independent Directors Committee informed J. L. Tandon that, in addition to financial terms, an acceptable proposal must include (i) a business plan showing that the investment would be sufficient to restart the Company with new products, and (ii) an organization chart showing that the Company had in place, or had identified, the management and engineering talent necessary to implement the plan. In addition, aspects of the proposal involving in-kind contributions of product manufacturing and distribution rights presented valuation and tax issues that both the committee and the Tandons needed more information to resolve.

     The tax and valuation issues stemmed from the aspect of the July 1996 proposal that involved the Tandon family's in-kind contribution to the Company of a subsystem receptacle business operated by another Tandon-owned entity. The primary value of this business was derived from a contract held by another Tandon family-affiliated company to supply its product to a third party PC computer manufacturer. However, since the product was still under development, the valuation of this business was deemed to be too speculative. In addition, the family's basis in the business was sufficiently low that the Tandons would have recognized a large taxable gain upon contributing it to the Company, necessitating that they receive an even greater number of shares of Common Stock in exchange in order to offset the cost of tax payments.

     During September 1996, the Company prepared and delivered a business plan and reviewed personnel issues. The Independent Directors Committee pointed out the weakness in senior financial management as a result of the resignation of Michael D. Thomas, the Company's president and chief financial officer, effective July 1, 1996. Prakash Thanky had become the Company's president, effective that same date, but no senior financial executive was then employed by the Company. The committee directed management to initiate a search for a chief financial officer and indicated its willingness to accept an interim consultant in that position while the search was under way. Harvey Marsh was hired as a part-time interim financial consultant in October 1996 and, as of March 31, 1998, continued in that capacity.

     In October 1996, the Tandon family proposed a recapitalization plan (the "Recapitalization Plan") to the Independent Directors Committee that eliminated the tax and valuation issues of their previous proposal (by deleting any in-kind contributions) and added a financial commitment from management. This proposal called for an investment in newly issued shares of the Company's Common Stock in the amount of $2 million by the Tandons and $250,000 by certain members of management, together with a commitment from the Tandon family to obtain a standstill arrangement with Ultra Tek's Indian bank lenders whereby such banks would agree not to demand payment of any interest or principal from the Company or Ultra Tek, or declare a default despite the Company's failure to comply with its debt covenants, for a period of not less than one year. The Company expected that the standstill arrangement would give it enough time to demonstrate its viability as an ongoing business so that it could negotiate a reasonable payment schedule with the Indian banks, rather than having the banks foreclose on Ultra Tek's assets. The Recapitalization Plan does not require that a formal standstill agreement be reached with the Indian Banks. Instead, it requires that the Tandon family loan to the Company any funds necessary to meet any payment demands by the Indian Banks. The proposed per-share stock purchase price was $0.15, which exceeded the public bid price of $0.07 and the public asked price of $0.14 at the time of the proposal. The terms presented by the Tandon family would result in Tandon interests in the Company increasing from approximately 38.2% (as of March 1, 1997) to approximately 77.3% of the Company's outstanding shares, while management would acquire approximately 8.6%.

     Because implementation of the Recapitalization Plan would cause an increase in ownership by the Tandon family relative to other shareholders, the Recapitalization Plan represents a conflict of interest as a related party equity investment. The Independent Directors Committee, as a result of the Company's lack of success in identifying and consummating a transaction with an unrelated party, concluded that the Company must confront and resolve the conflict of interest. The Committee recognized that the Company's ability to continue its Indian manufacturing operations was dependent upon the involvement of the Tandon family. The Tandon family provided expertise in Indian operations and had personally guaranteed the debts to the Indian banks. As a practical matter, no resolution of the Company's situation would be achievable without the cooperation and participation of the Tandon family. In fact, proposals received from third parties and rejected by the Company (as described above) had provided for separate treatment of the Tandon family and its interests relative to the Indian bank debt. Consequently, the Independent Directors Committee determined that any potential conflict of interest presented by the Recapitalization Plan could be minimized by the function of the Committee itself in reviewing and negotiating the terms of the Recapitalization Plan on the Company's behalf with the Tandon family. Further, the Company appeared to have no practical alternative in order to obtain the cash necessary for it to continue to exist. Shareholder approval for the Recapitalization Plan would be necessary because of the substantial number of shares issuable under its terms.

     On February 21, 1997, the Independent Directors Committee determined to recommend to the Board of Directors that the Recapitalization Plan and the transactions contemplated thereby be approved. On February 27, 1997, the Board of Directors approved the Recapitalization Plan. In arriving at its conclusion, the Board of Directors determined that the Recapitalization Plan was fair, from a financial point of view, to the Company's existing shareholders and that the purchase price of $0.15 per share of Common Stock was within the acceptable range of fairness. The Board of Directors considered the value of the Company and the fairness of the consideration being offered to the Company, including the standstill arrangement with the Indian banks. The Company's debt to the Indian banks amounted to approximately $8,120,308 (as of January 31, 1997) and, as now, was secured by the assets of Ultra Tek and guaranteed by the Company. The Tandon family, which has also personally guaranteed the debt, assumed additional risks by allowing their personal assets to be used as security for the debt and thus was able to secure a temporary suspension of interest payments. The Tandon family was willing to make further personal commitments to the Indian banks in order to achieve the bank standstill arrangement. In approving the fairness of the Recapitalization Plan, the Board of Directors also took into consideration the fairness opinion delivered by Wedbush Morgan Securities ("Wedbush"). In conclusion, given the unique value of the bank standstill arrangement to be negotiated by the Tandon family and the supporting fairness opinion of Wedbush, the Board of Directors recommended that the shareholders of the Company approve the Recapitalization Plan.

     The Company prepared a proxy statement describing the Recapitalization Plan, which was to be presented to the Company's shareholders for a vote at the 1996 Annual Meeting of Shareholders. The document was filed with the Securities and Exchange Commission (the "Commission"), as required by federal securities law, on April 8, 1997. One month later, the Company received comments from the Commission, which the Company needed to address before the proxy statement could be delivered to the shareholders. As a result of the time taken by the Commission to prepare its comments and the time necessary for the Company to respond to them, the financial information included in the proxy statement became too old to use under federal securities rules. Because the information provided was from the third quarter of fiscal 1997, updating the financial disclosure required the completion of the 1997 fiscal year end audit. Unfortunately, the Company's worsening financial situation prevented it from undertaking this audit for some time and then, upon undertaking the audit, prevented the audit from being completed until June 1998. Having its fiscal 1997 audit in place and having filed this fiscal 1997 year end report with the

Commission, the Company will now have to file quarterly reports on Form 10-Q for each of the first three quarters of fiscal 1998 and an annual report on Form 10-K with audited financials for fiscal 1998, together with any fiscal 1999 quarterly reports that may then be due, before it will be able to solicit the approval of its shareholders for the Recapitalization Plan or any other matters requiring shareholder approval.

     In order to ease the Company's worsening cash situation while the shareholder approval process was being pursued, the Tandon family agreed to invest immediately the $2,000,000 contemplated by the Recapitalization Plan. On or about March 31, 1997, the Tandon family contributed $2,000,000 consisting of cash and canceled promissory notes from the Company in exchange for 850,000 shares of the Company's Common Stock that had been authorized for issuance but never issued and a bridging promissory note from the Company in the principal amount of $1,873,000 that would be canceled when the remaining 12,483,333 shares of Common Stock issuable under the terms of the Recapitalization Plan had been authorized by the Company's shareholders and issued to the Tandon family. All of the proceeds were used for the Company's working capital and, as of March 31, 1998, the Company has borrowed an additional $1,525,000 from the Tandon family. By its terms, the original bridge note has converted into an 8% per annum demand promissory note. All additional loaned amounts have been under the terms of demand promissory notes. The Company continues to operate at a loss and in the third quarter of fiscal 1998 began implementing additional cost reductions, including the discontinuance of manufacturing operations at the Sri Lanka facility, in an effort to overcome its negative cash flow. Prakash Thanky resigned as President in November 1997, at which time J. L. Tandon assumed the title of President. In the fourth quarter of fiscal 1998, the Company sold its Singapore and Sri Lanka subsidiaries to related parties, closed its Scotland office and initiated additional employee reductions. The reduction in the Company's management personnel, including Mr. Thanky, has made any prospect of the management investment portion of the Recapitalization Plan unrealistic.

     In January 1998, the Company commenced discussions with its Indian banks regarding a financial rehabilitation plan pursuant to guidelines established by the Board for Financial and Industrial Reconstruction ("BFIR"), which is an Indian authority that adjudicates all matters of financially distressed companies. The Company believes that under this plan, existing debt may be extended over a seven year period at reduced interest rates, subject to an additional infusion of fresh funds of approximately $2 million. As of March 31, 1998, the debt to the Indian banks amounted to approximately $8 million.

     During the second quarter of fiscal 1997, the Company began doing business as "Cortech Systems." Pending shareholder approval of a change in the Company's name, Cortech Systems is a fictitious business name.

UNITED STATES OPERATIONS

     The Company's operations in the United States are focused on administration and marketing, product design and development, and the coordination of product engineering and manufacturing between the Company's customers and its Indian manufacturing facilities. The Company markets its products directly to OEMs through its established network of contacts in the electronics industry. Product development and design engineers work closely with OEMs, visiting their facilities and organizing lines of communication (typically through the use of electronic mail). Concurrently, the design engineers communicate with process and manufacturing engineers in India, also via electronic mail, to coordinate the design and manufacture of products. Finally, the Company has a self-certifying product safety laboratory, which allows it to obtain safety certification for its products on an expedited basis. In July 1996, the Company relocated its product design and development engineering, together with its product safety laboratory, to Scotland. However, as part of its third quarter fiscal 1998 cost reductions, the Company closed the Scotland facility and, in January 1998, these functions were relocated back to the United States.

OFFSHORE OPERATIONS

     The electronics industry is extremely competitive, with price being a major competitive factor. The Company seeks a competitive advantage by attempting to offer high-quality, low-cost products to existing and potential customers by capitalizing on lower cost offshore manufacturing capabilities. During fiscal 1997, the Company maintained manufacturing facilities in India and Sri Lanka. During the third quarter of fiscal 1998, the Sri Lankan facility ceased operations and the expenses of maintaining it were assumed by a related party for its own manufacturing uses. India's large population and high unemployment rate enable the Company to employ relatively well-educated workers at low wages. The Company believes its workers are well educated relative to workers performing similar manufacturing duties in other third world countries. Most of the Company's workers are graduates of secondary school (high school equivalent), which the Company believes enables more extensive and effective worker training, permitting greater productivity.
The Company further benefits from these low wages by manufacturing many power supply components in-house. The Company also employs executives who reside in India, thereby minimizing travel expense as well as salary expense.

INDIA OPERATIONS

     Ultra Tek currently manufactures all of its power supplies in a leased facility located in the Santa Cruz Electronics Export Processing Zone ("SEEPZ") in Bombay, India. SEEPZ was established in Bombay in 1974 as part of a series of incentive programs by the government of India to encourage domestic manufacture of products for export. These programs began in the early 1970s and, to date, the Indian government has created a number of free trade zones. Recent amendments to these programs continue the trend of expanding export incentives. Under Indian regulations relating to SEEPZ, businesses in SEEPZ are required to export a substantial part of production. The Company previously operated a manufacturing facility in another export processing zone near Madras, India. In response to reductions in sales volume, that facility was phased out in the second half of fiscal 1995 and closed during fiscal 1996.

     SEEPZ is 100 acres in area and is located in a northern suburb of Bombay. It is less than five miles away from both Bombay's domestic and international airports and less than twenty miles from its commercial docks. Almost two hundred companies employing over ten thousand people currently operate in SEEPZ. The Company believes that the Indian government will continue to support these export processing zones.

     Major benefits provided by the Indian government to businesses operating within SEEPZ include:

     INFRASTRUCTURE. In addition to developed land parcels for self-constructed facilities, ready-built space is available in government-constructed Standard Design Factories ("SDFs"). Ultra Tek currently does all of its manufacturing in an SDF. SDFs are typically leased for five-year periods, with the tenant responsible for the construction of all internal improvements, including partitions, air conditioning and internal wiring. The zones are exempt from scheduled electrical power cuts, common in India, and also have on-site telecommunications switching facilities and bank offices. The Indian government typically renews such leases absent unusual circumstances.

     INCENTIVES. The Indian government waives licensing and duties on imported capital goods, raw materials, other production materials, office equipment and supplies, and also waives the excise tax applicable on the purchase of goods and materials in India. Sales tax on goods purchased in India is eligible for reimbursement. The government has adopted policies that do not require any domestic ownership to establish and operate a facility within SEEPZ. These policies are intended to encourage the investment of foreign capital. To operate within SEEPZ, all products manufactured by a company therein must be exported, although with prior governmental approval up to 25% of products manufactured may be sold within India. Income derived from export sales is exempt from income tax. Income derived from domestic sales, however, is subject to income tax.

     ADMINISTRATIVE SUPPORT. An on-site Development Commissioner is empowered to grant a number of government approvals, widely required in India, including a range of permits and licenses, and is available to coordinate others. Export processing zones also are special customs areas that allow customs clearance on-site, with bonded shipment to nearby harbor and airport facilities.

     In addition, restricted access to export processing zones means that the risk of labor unrest from outside organizers is reduced. The businesses in the zones also have the advantage of "public utility" status under Indian law, which restricts the rights of their workers to strike.

SRI LANKA OPERATIONS

     The Sri Lanka operation was established in March 1994 under very favorable tax considerations, government participation in employee training, and other favorable programs that benefited the Company. Sri Lanka is attempting to pattern its development to be similar to Singapore's in the early 1970s, which management believed would provide significant opportunities for the Company's future growth and streamlining of its business activities, both short- and long-term. However, because of the continuing decline in the Company's production volume beginning in the fourth quarter of fiscal 1995, the Sri Lanka operation was operating at a loss and experiencing negative cash flow. As part of the Company's third quarter fiscal 1998 cost reductions, the Company decided to cease its manufacturing operations in Sri Lanka in order to reduce excess production capacity. In March 1998, the Company agreed to assign its rights to the Sri Lanka facility, and transfer its assets in Sri Lanka, to a related party in exchange for the related party's agreement to assume all of the Company's obligations in Sri Lanka, including the facility lease, obligations to employees, and approximately $400,000 in bank debt.

STRATEGY

     The Company's immediate strategy is continued cost control and cash conservation as it seeks to rebuild its manufacturing operations. New credit lines and other sources of working capital are also being explored. Since the fourth quarter of fiscal 1995, the Company has pursued relationships with a broad range of OEMs of electronic products. The Company has sought to shift its product focus away from manufacturers of personal computers and to focus instead on computer peripheral equipment and other electronics products where the Company believes the margins of profit are higher. Manufacturers of these products typically require lower volumes but are not subject to the commodity price pressure that exists in the personal computer market. The Company believes that, with improved production management, higher margins can be obtained on shorter production runs because these circumstances lower the portion of the customer's price that is represented by the components in the product units. The Company's lower labor and engineering costs should thus provide an opportunity to offer competitive prices while retaining enough margin to allow the Company to generate positive cash flow. Achieving positive cash flow from operations will make the Company more attractive to existing and potential customers and should give the Company a better opportunity to reach a settlement with its Indian banks that will allow the Company to continue to operate. Further, the Board of Directors has determined that the Company must evaluate all measures to obtain additional capital from sources outside the Company or, if none are found, that the Company must engage in a transaction that would change the Company's fundamental structure.

     It is crucial to the Company's prospects that it develop a level of revenues from customers offering sufficient opportunities for positive profit margins that will allow the Company to be cash flow positive on an operating basis and to report operating income. As of March 31, 1998, this has not yet occurred. In addition to the production management, inventory management, customer satisfaction and new business development risks the Company faces in achieving its objectives, the Company also faces national and world economy risks, industry downturn risks and specific customer well-being risks. For example, the recent economic crisis affecting some countries in Asia may be helpful to some of the Company's competitors and harmful to some of its customers. It also may disrupt the supply of raw materials from the affected countries. Also, in May 1998, the United States government announced economic sanctions against India, as a result of underground nuclear testing, that may negatively affect the Company's business or prospects. Further, the recent slump in Iomega's business, while apparently temporary, caused Iomega, the Company's largest customer in the first half of fiscal 1998, to cut back its orders by approximately 50% from projected levels for the fourth quarter of fiscal 1998.

POWER SUPPLIES

     Manufacturers of certain types of electronic equipment do not design their products for use with alternating current such as that provided by an electrical outlet. Instead, these products require the use of a power supply to convert the alternating current to a direct current of appropriate voltage. Power supplies are either linear or switching. Linear power supplies are relatively simple devices having low electromagnetic interference and low output ripple, but tend to be large and heavy because the necessary voltage conversion transformers must operate at below the frequency (50 or 60 Hz) of the alternating input current. The scientific and engineering communities use linear power supplies in technical instrumentation where output regulation is extremely important and size and efficiency are of less importance. Linear power supplies also tend to produce a great amount of heat, making them undesirable for many industrial and consumer applications. The Company sells an insignificant number of linear power supplies.

     Switching power supplies are more complex devices than linear power supplies and produce greater power in relation to their physical size, described as greater "power density". In a switching power supply, alternating current is first converted to direct current by diodes, and is then reconverted to much higher frequency alternating current before being passed through the voltage conversion transformers, which are therefore much smaller and permit greater power densities. A switching power supply typically consists of a printed circuit board with the appropriate electronic components, an on/off switch, and leads or cables to send power to the electronic equipment. Switching power supplies are much more efficient and therefore produce less heat than equally powerful linear power supplies, making them preferable for a wide array of applications. The Company manufactures three types of switching power supply products--closed frame, open frame and A/C adapters.

     CLOSED FRAME. Closed frame power supplies have a case enclosing the power supply components and are used in product applications where end users may need access to the interior of the product and in products requiring greater power than can safely be provided by open frame power supplies. Encasing the power supply minimizes the risk of injury to end users from the high voltage components of the power supply. The Company manufactures closed frame power supplies ranging from 25 watts to 350 watts, with the 200 watt units accounting for a majority of sales. The Company offers these power supplies in a variety of configurations and works closely with its customers to modify or customize the power supplies to adapt them to particular customer specifications. Sales of closed frame power supplies accounted for approximately 82% of the Company's sales in fiscal 1997 and approximately 21% in fiscal 1998.

     OPEN FRAME. Open frame power supplies are not enclosed in a case. They tend to be used in products that require lower wattage and that are unlikely to be opened by end users. For example, open frame power supplies are used in tape and disk drives, monitors, printers and other peripheral equipment. Open frame power supplies tend to be more standardized in configuration than closed frame power supplies. The Company produces open frame power supplies ranging from 25 watts to 200 watts, with the 65 watt unit accounting for a majority of sales. Open frame power supplies accounted for approximately 1% of the Company's sales in fiscal 1997 and approximately 2% in fiscal 1998.

     A/C ADAPTERS. A/C adapters are external power supplies that connect electronic products to wall outlets. A/C adapters are used with a variety of products, including notebook and portable computers. The A/C adapters produced by the Company contain a battery recharging circuit. The Company produces A/C adapters ranging from 15 watts to 70 watts, with the 15 watt unit accounting for a majority of sales. Sales of A/C adapters accounted for approximately 2% of the Company's sales in fiscal 1997 and approximately 75% in fiscal 1998.

     PARTS AND LICENSE FEES. In addition to providing customers with finished power supplies, the Company has also been selling parts on hand in its efforts to reduce inventories. This activity, along with minor import license fees, accounted for approximately 15% of the Company's sales in fiscal 1997 and approximately 2% in fiscal 1998.

MANUFACTURING

     The manufacture of power supplies is labor intensive and will probably remain so in the near future. It necessarily involves relatively large, heavy, or irregularly shaped items such as transformers, heat sinks and high voltage capacitors. Additionally, the manufacture of transformers involves winding wire in complex sequences, involving four or more winding and insulating steps. For this reason, the Company has chosen to manufacture its products in India. The Company believes that the work force there is inexpensive and relatively well-educated. Moreover, because the Company's management team has extensive experience in manufacturing computer components in India, the Company believes that it is well positioned to benefit from the advantages India provides. That being said, however, the largest component of the production cost of a power supply is the materials that go into each unit. The Company's financial condition has made advantageous relationships with the Company's vendors unavailable, which has decreased the Company's ability to produce low-priced products.

     The Company uses its low-cost labor to manufacture magnetics, to configure sheet metal, and to mold plastic components, which enables the Company to respond quickly to design changes and reduces the risk of shipping delays. Other purchased parts and raw materials are normally readily available and are supplied to the Company under normal circumstances by various vendors, each of which must be approved by the Company's OEM customers. Many of the Company's purchased components are supplied by manufacturers located in the United States, Japan and Taiwan.

     Through fiscal 1996, the Company saw a continuation of price increases and a tightening of supply for purchased parts (components) and other raw material due to a steep growth in world-wide demand for personal computers and other consumer electronics products, as well as the continued strength of the Japanese yen relative to the U.S. dollar. The Company was more severely impacted by this occurrence than its competitors due to its financial condition and extended deferral of payments to its vendors. This unfavorable situation, with its vendors in an already tight market, caused the Company to pay premium costs and to receive poor delivery schedules. The overall effect of these circumstances further reduced the Company's gross margins in an already low margin OEM product and adversely affected the Company's ability to meet its committed delivery schedules to its customers.

     During fiscal 1996, the Company placed significant emphasis on improving the control of its manufacturing functions. Because of the significant decline in production in fiscal 1997, primary emphasis was placed on controlling variable expenses and liquidating existing inventories. The Company's strategy to redirect its business to supplying the needs of lower-volume OEMs that offer higher margins means that, if those customers can be secured, the Company would be manufacturing a larger number of product runs, each representing a smaller number of units. As a consequence, effective management of the manufacturing and inventory control processes is critical if these lower-volume production runs are to generate acceptable gross margins. During fiscal 1997 and 1998, the Company began to perform on this strategy. The Company achieved general market acceptance of its product design and production capabilities and began shipping A/C adapters and closed frame power supplies during the second and third quarters of fiscal 1998 to newly acquired customers. Unfortunately, the market for certain customer products began to diminish and other customers began transitioning to new product designs, which caused a significant slowdown in sales during the final quarter of fiscal 1998. The Company believes the slowdown to be temporary, but there is no assurance that sales volume will resume at earlier levels or can be built up to levels that would provide the Company with positive cash flow.

PRODUCT DESIGN AND DEVELOPMENT

     In fiscal 1997, the Company maintained engineering departments in Scotland and Bombay. The Scotland engineering department was principally responsible for the design development of the Company's products, while the Bombay department was (and still is) principally responsible for production and manufacturing engineering of the Company's products. The Company's product design development team in Scotland worked closely with the OEMs to design products that met each OEM's specifications for power, price, size, and quality. Typically such a design development will start with one of the Company's standard power supplies, which will then be modified to meet the OEM's requirements. Prototypes of the OEM's product are often sent to the Company so that the Company may test the effectiveness of its proposed power supply design.

     Concurrently with the power supply design, the Company's engineers in Bombay develop the manufacturing processes the Company will need for production. These engineers remain in close communication with the Company's design development team and with the OEM's engineering team, typically through the use of electronic mail. Throughout the design process, the manufacturing applications team advises both the design development team and the customer concerning the probable cost, speed of manufacture and ease of quality control of various proposed designs and modifications, suggesting alternatives where appropriate. Development of a prototype typically takes approximately eight weeks from the start of the design process.

     Once the OEM approves the product design, the Company subjects a prototype to those testing procedures necessary to obtain product safety certification by Underwriters Laboratories, Canadian Standards Association, T.U.V. Rhineland, and Nemko. This process normally takes approximately eight weeks. However, the Company has acquired approval to act as a self-certifying laboratory for all these safety agencies, thus reducing the typical time required by four to six weeks. The Company's self-certification laboratory, located in Scotland during fiscal 1997, is subject to regular inspection and review by each agency. Customers typically pay all new product safety certification costs as incurred.

     In January 1998, the product design engineering department in Scotland was reduced from 14 engineers to two engineers and relocated to Simi Valley, California. The self-certification laboratory has also been relocated to the Company's headquarters location.

QUALITY CONTROL

     Personal computers and computer peripheral devices are precision products requiring each component to function as specified. The Company endeavors to manufacture power supplies to exacting standards and with very high reliability to minimize both return/replacement costs and inspection time.

     In pursuit of quality control, the Company tests each product individually at a number of points in the manufacturing process. Completed products are subjected to load tests and burn-ins prior to being packaged and shipped. Because the Company currently inserts electronic components into printed circuit boards manually, one of the more prevalent problems discovered during testing is erroneous component placement. The Company has improved its manufacturing efficiency by installing pin-in-hole equipment, which automates the process of inserting small electronic components into circuit boards. By fiscal 1996, the Company had installed a sufficient number of pin-in-hole units to accommodate its entire production capacity. This automated process has eliminated most misplacement defects. The Company's manufacturing facilities are regularly inspected by its OEM customers.

MARKETING AND SALES

     The Company markets and sells its products directly to OEMs of personal computers, peripherals, and other electronic equipment through its U.S.-based sales force with an established network of contacts in the computer industry. The Company attends several industry trade shows, including the annual

COMDEX trade show, as a means of developing customer relationships. Once the Company has established contact with an OEM, the Company targets several departments of the OEM for its sales efforts, usually giving special emphasis to the development engineering department, but with emphasis also on the purchasing and quality control departments. The Company participates in programs, such as the United States Environmental Protection Agency's "Energy Star" program, in which its customers have expressed an interest in conforming their products. There is no fee to participate in the "Energy Star" program. Under the "Energy Star" program, products which meet certain low power and high efficiency standards are permitted to bear an "Energy Star" designation.

     During fiscal 1997, sales to Compaq accounted for approximately 19% of the Company's net sales and IBM accounted for approximately 36%. A new relationship with Nexar accounted for 21% of fiscal 1997 net sales. Sales to Compaq dropped dramatically by the end of fiscal 1997. The Company was notified by IBM in the latter half of fiscal 1996 that it was reducing its number of vendors for power supplies and that the Company no longer met its requirements as to business size and financial stability. Consequently, the Company and IBM agreed to a wind-down of business between the companies. The Company therefore lost all major business with its two largest historical customers during fiscal 1997. For fiscal 1998, the Company's largest customers were Iomega and Nexar, representing 70% and 14%, respectively, of net sales.

     The Company's strategy for marketing and sales during fiscal 1997 and 1998 was, and in the future will be, directed at lower-volume OEM manufacturers that require more engineering support and smaller product volumes, but offer significantly higher prices and attractive gross margins. At present, the Company has a limited number of customers that fit this profile, however, there can be no assurance that it will be able to obtain a sufficient number of them or orders for a sufficient number of units to implement its strategy effectively. Further, because of the Company's precarious financial condition, potential customers have expressed concern regarding the Company's ability to provide on-going support for their product programs.

     Historically, the Company has marketed a portion of its products through distributors. As of March 31, 1998, as during fiscal 1997 and 1996, the Company was not capable of supporting any significant distribution sales. This type of sales activity requires significant technical and in-house sales support along with financial incentives the Company was not in a position to provide.

COMPETITION

     The electronics industry is extremely competitive, with price and quality being critical competitive factors. In recent years, price competition has become particularly intense. This competition has affected vendors to OEMs, including those that manufacture power supplies. The Company believes that the primary competitive factors in the power supply industry are price, reliability, and the ability to timely modify and deliver products to meet customer requirements. The Company believes that it has improved its operations management so that it has the ability to compete favorably with respect to these factors. The Company's lack of financial resources, however, has been a major constraint on its ability to compete effectively with its major competitors, many of whom are larger and better financed than the Company. The Company's inability to satisfy the financial strength and stability requirements IBM applied to its vendors was in large part responsible for the loss of IBM as a customer. Further, the largest portion of the Company's cost in producing a power supply is the cost of materials. The Company's financial condition has made it very difficult for the Company to obtain advantageous arrangements with its raw material suppliers, which reduces the Company's ability to compete effectively.

     The Company's principal competitors conduct many of their manufacturing operations in countries with low-cost labor forces, but the Company believes its labor costs are competitive. Given India's large population and high unemployment rate, the Company does not anticipate rising labor costs. Moreover, the Company believes it benefits from a relatively well-educated labor force as well as a local process and manufacturing engineering group, thereby minimizing the need for costly expatriate engineers.

Although the Company has automated a portion of its manufacturing processes, even with the installation of the pin-in-hole equipment, the manufacture of power supplies will continue to be labor intensive, requiring the use of skilled workers to install transformers and other components and to wind transformer coils.

     The Company's primary competitors in the OEM power supply market include Astec America, Inc., Delta, API, and Lite-on, all of which are privately held and based overseas. Additionally, management believes that many personal computer OEMs that currently purchase power supplies from third party vendors continue to have the capability to manufacture their own power supplies in-house.

BACKLOG

     Although the Company's OEM customers provide estimated annual power supply requirements, the Company usually purchases supplies and manufactures its products only against firm orders. Arrangements between the Company and its OEM customers typically provide that the customer must furnish the Company with a purchase order for the customer's power supply requirements for a three-month period. The customer must purchase 100% of the power supplies ordered for delivery within one month of the date of the purchase order. The customer may increase or decrease the number of power supplies estimated to be purchased in the second and third months from the date of the purchase order by no more than 20% and 30%, respectively. The Company's ability to enforce these provisions, however, is limited by the good faith and the market power of the customer. The Company's non-OEM customer orders also generally provide for delivery within a period of three months or less. Therefore, the Company operates without a significant backlog, relying primarily on monthly purchase orders. At March 31, 1998, firm backlog was estimated at approximately $1.5 million.

PATENTS AND PROPRIETARY RIGHTS

     Though the Company believes that patent rights are not significant in the power supply industry and that generally the industry's customer base is more responsive to suppliers that promptly meet its changing needs than to those that offer proprietary technology, the Company did enter into a limited agreement with TESLAco Inc. in the fourth quarter of fiscal 1996 to utilize its patented "Cuk" technology for certain design applications. The Company believed that there might be market segments, as part of its strategy to address smaller volume OEMs, where this technology might offer an advantage. During fiscal 1997 and 1998, the Company's product development engineers attempted to utilize the "Cuk" technology, but without success. In the third quarter of fiscal 1998, the agreement was terminated.

WARRANTIES

     The Company generally provides its customers with a one- to three-year warranty on its power supplies and has not experienced any significant warranty claims, but no assurances can be given as to future warranty claim levels. Due to the remoteness of the Company's manufacturing facilities and the relatively low unit cost of its power supplies, the Company ordinarily does not repair defective goods, but credits the customer for the replacement product.

EMPLOYEES

     At March 31, 1997, the Company employed 13 people in its U.S. operations, including two in engineering and operations, eight in administration and finance, and three in sales and marketing, and employed approximately 584 people in India, including 506 in manufacturing and planning, 34 in design engineering, and 44 in administration. In addition, 251 people were employed in Sri Lanka including 243 in manufacturing and 8 in general and administration. The Company also had an engineering operation located in Scotland which employed 14 people, and one customer support representative each in England and Singapore.

     As of March 31, 1998, full-time employees in the United States and India were 10 and 646, respectively, and there were no part-time employees. Two engineers were relocated from Scotland to the United States in January 1998 and the remaining 12 employees were terminated. The Company's Sri Lanka facility was sold, and all employees transferred to the buyer in March 1998. There were no employees in England or Singapore, as these operations were either sold or liquidated during fiscal 1998.

     None of the Company's employees are represented by a union, and management believes the Company's relations with employees are good. Moreover, under Indian Law, businesses operating in the duty free export processing zones are considered public utilities, which restricts the rights of their workers to strike.

RISK FACTORS

SIGNIFICANT LOSSES

     The Company has incurred significant losses from operations over the past three years. It has essentially lost its two primary historical customers and has been unsuccessful in rebuilding its base of customer relationships. In addition to the promissory note of $1,873,000 outstanding under the terms of the Recapitalization Plan, the Company has borrowed $1,525,000 from the Tandon family, since March 31, 1997. The only unrelated party financing available to the Company has been a receivables factoring arrangement at unfavorable rates. The Company has been unsuccessful in its efforts over the last three fiscal years to reestablish its business at levels approaching financial breakeven or approaching positive cash flow. At March 31, 1997, the Company had a shareholders' deficit of $14.2 million. Without a material change in the economics of the Company's business and the viability of its financial position, the Company's prospects as a going concern are limited.

INDIA AND INTERNATIONAL ISSUES

     The Company manufactures all of its products in India and sells to OEMs that operate in a number of foreign countries, including countries in Asia. The Company procures a significant amount of raw materials and components from vendors located in Asia. The economic uncertainties that have affected Asia recently may seriously disrupt the Company's ability to deal with its vendors and its customers on an advantageous basis. Further, nuclear testing by India and Pakistan in May 1998 has increased international tensions in Southern Asia and has caused the United States government to call for economic sanctions against India. While the extent and impact of these events are not known at this time, they could have a material adverse effect on the Company's ability to procure raw materials and components, manufacture its products, and export its products from India to customers in the United States and Western Europe. In general, foreign manufacturing and sales are subject to risks, including changes in governmental policy, economic disruptions, transportation delays and interruptions, political turmoil, protective labor laws, currency restrictions, and the imposition of tariffs and import/export controls. Any disruption of the Company's activities, for example because of international economic sanctions against India, economic uncertainties affecting Japan, Korea and other Asian nations, or political unrest in Indonesia, could adversely affect the Company. The Company's products are not currently subject to any duties upon import to the United States or other countries to which the Company ships. Any change in this duty-free status, as a result, for example, of economic sanctions, could adversely affect the Company.

DEBT IN INDIA

     As of March 31, 1998, the Company owed its Indian banks approximately $8 million. While the Company is attempting to restructure its Indian debt, the amount of debt and the cost of servicing that debt is beyond the Company's capability to afford at its current level of operations. If the Company is not able to generate sufficient levels of revenue and positive cash flow from sales to existing and new customers to service its debt, it is within the power of the Indian banks to seize virtually all of Ultra Tek's assets in India. Further, the level of debt has been a major impediment to disposition of the Company, the sale of Ultra

Tek, a business combination, or other restructuring that could change the fundamental prospects of the Company. Because the Company imports a good portion of its raw materials and components into India and exports virtually all of its sales from India, the availability of letter of credit and letter of guaranty facilities and of a positive working relationship with its lenders is more important to the Company than to businesses not so dependent upon international transactions. While the Company's Indian banks have continued to work with the Company, there can be no assurance that they will continue to do so in the future.

AFFILIATE CONTROL

     As of March 31, 1998, the Tandon family beneficially owns approximately 48% of the Company's Common Stock and has, to a substantial extent, the ability to effectively control substantially all matters requiring approval by the shareholders of the Company. Such matters could include the election of members of the Board of Directors, proxy contests, mergers or the sale of substantially all the assets of the Company, tender offers, open market purchase programs or other transactions that could give shareholders of the Company the opportunity to realize a premium over the then-prevailing market price for their shares of the Company's Common Stock.

SHORT PRODUCT LIFE CYCLES

     The personal computer industry in general, and the market for products made by the Company's OEM customers in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and intense price competition, resulting in short product life cycles and regular reductions of unit average selling prices over the life of personal computer products. Products produced by the Company's OEM customers typically have a life cycle of eight to twelve months and dictate the Company's product life cycles. Changes in demand for personal computers, computer peripherals and other electronic products, or other negative factors affecting the electronics industry in general, or any of the Company's OEM customers in particular (including, for example, the recent downturn in the business of Iomega, the Company's largest customer during the first half of fiscal 1998) have had in the past and in the future could have a material adverse effect on the Company. The Company's financial position makes it less able than most of its competitors to deal effectively with these issues or to withstand the economic hardships they may entail.

ITEM 2    PROPERTIES

     The Company currently leases its 8,250 square foot California facility for $5,000 per month from SDJ Partners, a related entity. This lease was renewed on January 1, 1997 and expires December 31, 1999. Ultra Tek leases an aggregate of 83,325 square feet of manufacturing space in an SDF in SEEPZ from the Indian government under five-year leases expiring at various dates though October 28, 2000. The Indian government typically renews such leases absent unusual circumstances. Monthly rent for Ultra Tek's SEEPZ facilities aggregates approximately $5,000, but is subject to change at will by the Indian government. In Sri Lanka, the Company leased 23,666 square feet under a lease expiring in March 1999. The monthly rent was approximately $4,500. That lease was assigned during the fourth quarter of fiscal 1998 to a related party who took over the use and operation of the Company's entire operation in Sri Lanka. The facility in Scotland was approximately 4,600 square feet and leased for approximately $17,000 per quarter. This lease expires in August 1999. The Company liquidated all of its assets in Scotland to satisfy its liabilities there during the fourth quarter of fiscal 1998. The Company believes it has no liabilities in connection with the termination of this lease.

ITEM 3    LEGAL PROCEEDINGS

     During fiscal 1995, the Company's importing of computer components for final assembly and sale into the domestic tariff area ("DTA") of India (i.e., outside the export processing zone) came under investigation by the Indian customs authorities. Subsequently, inventories of $1,300,000 were seized by the authorities. On May 30, 1995, the authorities issued a notice to the Company alleging misdeclaration of purported imports of complete computer systems as imports of computer system components. The notice called upon the Company to explain why the authorities should not (a) confiscate all the goods so imported, (b) levy additional duty of $1,175,000 on the goods already sold into the DTA, and (c) take penal action against the Company under the law, which could result in a possible monetary penalty of $5,865,000. The Company has paid an advance of $700,000, included in cost of goods sold in its fiscal 1995 financial statements, against customs duty that may ultimately be levied by the authorities. During fiscal 1996, the authorities released the inventories seized earlier.

     In September 1997, the Indian customs authorities issued a "show cause" notice alleging that Ultra Tek had not provided valid explanations for shortages of raw material in its inventories. The notice called upon the Company to explain why the authorities should not (a) impose duty of $616,000 leviable on imported components which were alleged not accounted for in the terms of bond executed, (b) why penal action should not be initiated against the Company, and (c) why a penalty equal to the duty held to be leviable, $616,000, in respect of unaccounted goods should not be imposed.

     In fiscal 1997, the Company came under investigation by the Indian Department of Revenue Intelligence (DRI) in connection with the import and export of certain components and goods used in the manufacture of power supplies and customer returns. The investigation focused on the alleged discrepancy noted between the physical stock records and books, in respect of the work-in-process inventory at March 31, 1996 and 1997, and customer returned product at March 31, 1992 through March 31, 1997. In May 1998, the DRI issued a "show cause" notice requesting that the Company explain why the DRI should not impose duties of $615,000. Penalties relating to the investigation, if any, have not yet been determined.

     The Company has contested or intends to contest the allegations of the authorities and the outcomes of all of these matters are uncertain. Accordingly, no provisions for any losses that may ultimately result have been made in the Company's financial statements.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended March 31, 1997.

                              PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

STOCK PRICE DATA

The Company's Common Stock is traded in the over-the-counter market under the symbol "GLDN". On March 31, 1998, the closing bid price for the Company's Common Stock was $.04. The following sets forth the high and low bid prices for the Common Stock over the two most recent fiscal years. Beginning in the fourth quarter of 1996, these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


      Fiscal Quarter                        High                  Low
      --------------                        ----                  ---
      1997 Fourth quarter                 $0.468               $0.030
      1997 Third quarter                   0.150                0.060
      1997 Second quarter                  0.430                0.070
      1997 First quarter                   0.563                0.313




      Fiscal Quarter                        High                  Low
      --------------                        ----                  ---
      1996 Fourth quarter                    1/2                  1/2
      1996 Third quarter                     3/8                 5/16
      1996 Second quarter                  11/16                11/16
      1996 First quarter                    9/16                  1/4


The approximate number of holders of record of the Company's Common Stock on March 31, 1998 was 65. The Company has not paid dividends on its Common Stock and has no present intention of doing so in the foreseeable future. Instead, the Company intends to utilize its cash resources in the operation of its business.

UNREGISTERED SALES OF THE COMPANY'S EQUITY SECURITIES DURING LAST FISCAL YEAR

     On or about March 31, 1997, as a partial consideration for its investment in the Company of $2,000,000, pending submission of the Recapitalization Plan to the Company's shareholders, the Company issued to the Tandon family 850,000 shares of Common Stock.

ITEM 6     SELECTED FINANCIAL DATA


                                             Years Ended March 31,
                               1993      1994       1995      1996      1997
                              ------------------------------------------------
SUMMARY OF OPERATIONS:                (in thousands except share data)
Net sales                     $21,316   $29,395    $24,539   $16,814   $ 2,568
Net income (loss)                 235       778   (13,308)   (4,890)  (12,627)
Net income (loss) per share       .04*      .26*    (2.99)    (1.10)    (2.84)

*PRO FORMA FOR FISCAL YEAR 1993 AND 1994.

                                           As of March 31,
                              1993      1994     1995      1996       1997
                             -------------------------------------------------
BALANCE SHEET DATA:                         (in thousands)
Working capital            $   211   $17,760   $ 2,589   $(2,282)  $(12,489)
Total assets                10,299    29,675    22,649    14,483      4,155
Long-term debt                 ---       ---       856       934        ---
Minority interest              ---     2,599     2,599     2,599      2,599
Total shareholders'
  equity (deficity)          1,253    16,769     3,355    (2,010)   (14,168)


     In reviewing this data, please refer to the more detailed financial information disclosed pursuant to Item 8 "Financial Statements and Supplementary Data." Please also refer to the discussions in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3 "Legal Proceedings."

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Since commencing operations in February 1991, the Company has engaged in the marketing of power supplies to personal computer and peripheral equipment OEMs and to distributors of standard power supply products. During the fiscal year ended March 31, 1992, the Company entered into its first high volume OEM sales arrangement. Prior to fiscal 1993, during which it was acquired by the Company, Ultra Tek sold power supplies primarily to Tandon Corporation or Tandon Associates for use in personal computers and peripheral equipment manufactured by companies affiliated with the Tandon family. During fiscal 1993, the Company's net sales increased significantly, due primarily to the commencement of shipments to Compaq. The Company began shipments to IBM in the second quarter of the fiscal year ended March 31, 1994. Net sales continued to increase in fiscal 1994 primarily due to additional sales to Compaq, new sales to IBM, and continued development of additional OEM customers.

     The Company's cash flow was significantly impacted by Compaq's product rejection that took place during the third quarter of fiscal 1995. Those returns cost the Company $4.2 million in uncollected accounts receivable as a result of the issuance of credits for the rejected units and $2.2 million relating to other direct costs, as well as additional costs for transportation, unutilized capacity, business interruption, reorganization, inventory carrying costs, and interest on short-term borrowings.

     In fiscal 1996, the Company implemented a program to overcome its cash difficulties through inventory reduction, organizational restructuring, price increases, volume growth and more favorable payment terms from the Company's existing customers. While a number of elements of that program were successfully implemented, the Company has not been able to generate anticipated amounts of cash from inventory reduction and, through the end of fiscal 1997, was unsuccessful in its efforts to resell the reworked rejected product. In addition, the Company has not been successful, to date, in significantly building its sales volumes to its existing customers or to new customers. While the Company has implemented a plan to transition its business focus to power supplies for products that are less price sensitive and therefore provide a greater opportunity to develop positive profit margins, it has not been successful in doing so. There can be no assurance that the Company will have sufficient resources to carry out its plan in the future or, even if the resources are available, that the Company will be able to successfully develop the necessary customer relationships and obtain enough product contracts to allow it to continue to operate its business. Currently the Company has received orders for power supplies which yield an average gross margin of approximately 20%. Assuming the market continues to be highly competitive and gross margins remain at current levels, it is estimated that the Company will need to achieve approximately $10 million in annual net sales to achieve a break-even from operations (before interest expense and other income/expense). To break-even at the gross profit line would require net sales of approximately $5 million.

     In fiscal 1997, the Tandon family invested $2,000,000 as part of the Recapitalization Plan. As of March 31, 1998, the Company has borrowed an additional $1,525,000 from the Tandon family. This cash has allowed the Company to continue operations, but aside from related party financing, the Company currently has no viable source of financing to continue its current revenue growth and achieve profitable operations and positive cash flow.

     In light of these facts, and the operating results discussed below, the Company continues to look at opportunities to obtain additional capital from sources outside the Company and at transactions that would change its fundamental structure.

RESULTS OF OPERATIONS

     Results of operations for fiscal 1997 have been determined assuming that the Company will continue as a going concern. However, the Company is currently facing significant issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized as follows:

     - At March 31, 1997, the Company had outstanding amounts due to four separate Indian lenders in the amount of $8,306,000, all of which are currently in default. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $7,392,000. At March 31, 1998, the amount due was approximately $8 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

     - In fiscal 1995, Ultra Tek's importing of computer components into India came under investigation by the Indian customs authorities. In September 1997, the Indian customs authorities issued a separate "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of imported raw material in its inventories. In fiscal 1997, Ultra Tek came under the investigation of the Indian Department of Revenue Intelligence concerning the import and export of certain components used in the manufacture of power supplies and customer returned product. Subsequently, a separate "show cause" notice was issued requesting explanation of why duties should not be assessed. The above governmental allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of $8.4 million and penal action being initiated against Ultra Tek. The Company is contesting these allegations, but currently, the matters are unresolved and the outcomes uncertain.

     - The Company has incurred significant losses from operations over the past three years; has lost its two main historical customers, which has significantly impacted its revenues; and at March 31, 1997, had a shareholders' deficit of $14.2 million. During fiscal 1998, the Company continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

Due to the significance of these factors in the Company's financial statements at March 31, 1997, all assets have been stated at their estimated realizable values. Costs of resolving the contingencies noted above or settling amounts due to Indian banks or Company creditors have not been recorded as management is currently unable to estimate these amounts. Accounts receivable and inventories were valued at their subsequently realized amounts (inventories at cost), and property, plant and equipment were valued based on estimates by management and in accordance with the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.

     NET SALES. The Company records substantially all sales of finished goods in the United States. Sales originating outside of the United States were not material during fiscal 1997 and 1996. During fiscal 1995, approximately 17% of the Company's sales occurred in Asia, resulting primarily from the Company's attempt to assemble and market finished computers in India. During fiscal 1997, 1996 and 1995, export sales from the United States were 11%, 47% and 30% of total sales, respectively, representing sales to foreign subsidiary companies of United States companies located primarily in Europe, Asia and Mexico. All product shipments to fill customer orders are made from the Company's manufacturing facility in India. Until manufacturing was discontinued in the third quarter of fiscal 1998, certain components were produced at the Company's facility in Sri Lanka and sent to India for the final assembly of the finished power supply units.

     Sales in fiscal 1995 were $24,539,000, a 17% decrease from fiscal 1994 sales. The decrease from fiscal 1994 is primarily due to product returns of approximately $4.2 million and a halt in production of the same model power supply due to quality and reliability concerns by Compaq. The halt in production reduced the Company's expected sales by approximately $2.5 million. In January 1995, the Company restarted production and shipments of this model to Compaq. None of the returned product was reshipped and as a result the Company valued the returned units at zero, which had a cost of $3.7 million, as part of a total reserve of $5.2 million for these returns. Also included in this reserve were estimated freight and other settlement costs with Compaq of $1.2 million and freight and warehousing costs incurred by the Company of $300,000. In addition to these direct costs, the product rejection and production halt substantially inhibited the Company's ability to grow during fiscal 1995.

     Sales of power supplies declined also because of cancellation and rescheduling of orders by a major customer as certain products approached the end of their product life. Net sales to Compaq and IBM accounted for approximately 54% and 19% of sales in fiscal 1995, respectively. Sales of computers into the local Indian market were $3,000,000, or 12% of total sales, in fiscal 1995 compared to zero in fiscal year 1994.

     Sales in fiscal 1996 were $16,814,000, a 31% decrease from fiscal 1995 sales. The primary reason for the decline in sales is the adverse effects of the third quarter of fiscal 1995 product rejections by Compaq. Sales to Compaq in fiscal 1996 decreased approximately $10 million as compared to fiscal 1995. Additionally, fiscal 1995 included $3,000,000 of local market computer sales by the Company's manufacturing subsidiary in Bombay, India and $1,275,000 of revenue in connection with program cancellation charges. Computer sales in India ended in fiscal 1996 as a result of the actions of Indian customs authorities, described above in Item 3 "Legal Proceedings." While the Company believes that the Indian government's actions were without legal authority, all of the seized inventory has been included in inventory reserves and the Company has ceased to import computer components for assembly and sale in India. Most importantly, the halt in production, lost growth opportunity and restructuring as a result of the 1995 product returns affected the Company's ability to obtain revenues during fiscal 1996.

     Sales of power supplies for fiscal 1996 were $16,352,000, a decrease of $4,113,000 or 20% from fiscal 1995 power supply sales. Sales to Compaq accounted for approximately 21% of net sales in fiscal 1996 while sales to IBM accounted for approximately 64% of net sales in fiscal 1996.

     Sales in fiscal 1997 were $2,568,000, an 85% decrease from fiscal 1996 sales. The Company essentially lost its two major customers, Compaq and IBM, during fiscal 1997. The primary reasons were the fiscal 1995 product rejection by Compaq and the Company's ineligibility for new programs under IBM's vendor selection criteria. Net sales to Compaq and IBM were 19% and 36%, respectively, with Nexar, a new customer, accounting for an additional 21%.

     GROSS PROFIT. Gross loss for fiscal 1995 was $7,551,000 compared to a gross profit of $4,441,000 in fiscal 1994. The primary reason for the significant negative margin is the impact of the product rejection by Compaq and the halt of production of the rejected power supply model. The total direct impact of these returns on gross margin was approximately $6.4 million in charges, consisting of a $4.2 million charge for the original selling price, $1.7 million for transportation and other costs associated with the returns, $0.4 million for unutilized manufacturing capacity, and $0.1 million for restructuring. The Company's gross margin was also negatively affected by the impact the product rejection and production halt had on the Company's anticipated rate of growth during fiscal 1995. In addition, the Company reserved $700,000 for a potential customs duty assessment in India and recorded a $750,000 inventory reserve as a result of order cancellations from Compaq.

     Gross profit for fiscal 1996 was $45,000 compared to a gross loss of $7,551,000 in fiscal 1995. Fiscal 1995 includes the negative impact of the significant product returns, halt in production and related costs totaling approximately $6.4 million, as well as a reserve of $700,000 for a potential customs duty assessment in India and a $750,000 inventory reserve as a result of order cancellations from Compaq. Fiscal 1996 gross margin was essentially a break-even due primarily to the continuing adverse effects of the third quarter fiscal 1995 product returns by Compaq. While the Company implemented cost reduction measures to reduce manufacturing overhead, the significant decrease in sales volume greatly impacted the Company's gross margin in fiscal 1996. The Company also experienced shrinking gross margins during the first quarter of fiscal 1996 as a result of raw material price increases and a tightening of supply for purchased parts (components) and other raw materials due to the increase in value of the Japanese yen and significant demand increase created by a steep growth in sales of personal computers worldwide. A portion of these cost factors was overcome by the customer price increases implemented in the second quarter.

     Gross loss for fiscal 1997 was $4,537,000 compared to a gross profit of $45,000 in fiscal 1996. As a consequence of not selling certain inventory, including $1,300,000 of inventory of computers previously seized and subsequently released by Indian customs authorities, and declining sales volumes in fiscal 1997, the Company reduced the carrying value of inventories by $4,325,000, which charge is included in cost of goods sold. Partially offsetting the negative impact of this charge on gross profit was the sale of 38,000 power units for $628,000, which had been written off after the fiscal 1995 product rejection. The only cost associated with these sales was $144,000 for rework.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For fiscal 1995, selling, general and administrative expenses were $4,564,000, an increase of 67% over the prior fiscal year. This increase in selling, general and administrative costs was due primarily to increased general and administrative staffing in the manufacturing facilities to support anticipated but unrealized manufacturing volume increases and also increases in manufacturing capacity at the Company's new plant sites in Madras, India and Colombo, Sri Lanka. Increased selling, general and administrative costs at the Company's headquarters in Simi Valley, California were also added to support activities related to being a public company.

     Selling, general and administrative expenses were $3,435,000 in fiscal 1996 compared to $4,564,000 for fiscal 1995. The decrease in selling, general and administrative costs compared to the prior year was due primarily to reduced general and administrative staffing in the Madras manufacturing facility as a result of the cut-backs and eventual shut-down of that facility, staff and cost reductions in the Simi Valley corporate offices, and cost reductions in the England and Singapore sales offices. These cost reductions were due to the restructuring required after the product rejection by Compaq.

     Selling, general and administrative expenses were $3,348,000 in fiscal 1997 compared to $3,435,000 in fiscal 1996. These expenses have not changed significantly from the prior year due principally to cost containment actions and employee attrition in the United States, India and Sri Lanka.

     RESEARCH AND DEVELOPMENT. Research and development expenses in fiscal 1995 were $935,000, an increase of 42% over the prior fiscal year. This increase in research and development costs was due primarily to increases in staffing and related costs to support increased design activities for both current and prospective customers, including activities on a new product for the Company's then-largest customer, and the addition of a Vice President of Engineering in the California office.

     Research and development expenses were $430,000 in fiscal 1996 compared to $935,000 in the prior year. Research and development costs decreased compared to the prior year due to cost reductions implemented in the fourth quarter of fiscal 1995. These reductions were due to reduced demand by Compaq, one of the Company's largest customers, as a result of its fiscal 1995 product rejection.

     Research and development expenses were $865,000 in fiscal 1997 compared to $430,000 in fiscal 1996. This increase resulted from the establishment of a research and product development facility in Scotland during the second quarter of fiscal 1997. This action was part of the Company's strategy to develop power supplies for OEMs of electronic equipment other than personal computers, who offer higher gross margins. Because of a lack of funding, this facility was discontinued in December 1997 and the research and development engineering has been relocated to the United States at a much reduced level.

     PROPERTY, PLANT AND EQUIPMENT IMPAIRMENT LOSS. Because of the continuing decline in sales volume and the difficulties encountered during fiscal 1997 by the Company in implementing its marketing strategies, it was determined that an impairment of the value of property, plant and equipment may exist. Accordingly, a charge of $2,495,000 was taken to record the assets at estimated current value.

     INTEREST EXPENSE. Interest expense in fiscal 1995 was $707,000, an increase of 44% over fiscal 1994 due to increased financing costs for working capital growth as the Company continued to experience significant growth in sales volumes. Interest expense in fiscal 1996 was $1,253,000. The increase is due to the high interest charged for extended terms by the India banks on the bill discounting agreement and the higher borrowing balance caused by the fiscal 1995 product rejection and the related loss of the customer account receivable. Interest expense in fiscal 1997 was $1,585,000. The increase is primarily due to the higher interest rates being charged by the India banks on short-term debt that is currently delinquent.

     INTEREST INCOME. For fiscal 1995, 1996 and 1997 interest income was $475,000, $184,000, and $199,000, respectively. The decrease in fiscal 1996 and 1997 was due to lower cash balances as a result of the fiscal 1995 product rejections and the Company's continuing liquidity problems.

     LITIGATION SETTLEMENT. During the third quarter of fiscal 1995, the Company experienced a product rejection by Compaq, its then largest customer, which cost the Company $4.2 million of lost accounts receivable directly related to the sales of the rejected units and $2.2 million related to other direct costs stemming from the rejections. The Company engaged the services of an outside contractor to address the customer complaint and rework the rejected product. After rework, the product was again rejected as a result, in the Company's view, of poor workmanship in the rework process. In fiscal 1996, the Company filed a complaint against the rework contractor alleging, among other things, that the contractor improperly performed rework services and thereby breached the contract with the Company. The Company sought damages in excess of $3 million. Also, in fiscal 1996, the contractor filed a cross-complaint against the Company alleging breach of contract by the Company for failure to pay for rework services rendered. The contractor sought $108,000 and unspecified damages. In April 1996, the Company settled the lawsuits with the contractor. Under the agreement terms, the Company received a cash settlement of $592,000, of which $163,000 related to the reimbursement of legal expenses incurred in fiscal 1996. Accordingly, $163,000 was recorded as a reduction of legal expenses in fiscal 1996 and the balance of the settlement was recorded in fiscal 1997.

     NET LOSS. For fiscal 1995, 1996 and 1997 the Company's net loss was $13,308,000, $4,890,000 and $12,627,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     During the fiscal year ended March 31, 1996, the Company had cash used by operating activities of $1,461,000 compared to cash used in operations of $10,391,000 for the fiscal year ended March 31, 1995. Funds were primarily provided by a $2,161,000 decrease in accounts receivable as a result of specific customers granting the Company accelerated payment terms and the sales volume decline in fiscal 1996. The Company also was able to reduce its inventory in fiscal 1996 by $2,270,000 primarily by using existing raw materials and components in current projects. Additional cash was provided by a $619,000 decrease in prepaid expenses. These sources of cash were offset by cash usage of $1,432,000 to decrease accounts payable in India and $961,000 for reduction of accrued liabilities primarily resulting from the settlement of the fiscal 1995 product returns with Compaq, the Company's largest customer at that time.

     During fiscal 1997 the Company used cash of $2,461,000 in operating activities compared to $1,461,000 of cash used in fiscal 1996. While the fiscal 1997 balance sheet includes non-cash reserves to record assets at estimated realizable values pursuant to the guidelines of SFAS 121, actual cash of $1,046,000 was generated by sale of inventories and of $838,000 through collection of accounts receivable. Cash was also generated by reducing prepaid expenses and other current assets by $459,000 and increasing accrued liabilities by $416,000.

INVESTING ACTIVITIES

     Cash used by investing was $92,000 for the fiscal year ended March 31, 1996, compared to cash used of $164,000 for fiscal 1995. The restricted cash balance decreased by $251,000 reflecting lower manufacturing and shipping activity in India, which resulted in lower deposits required to secure letters of credit and letters of guarantee. Purchase of property, plant and equipment was $343,000, primarily for capital expenditures in Bombay.

     In fiscal 1997, cash generated by investing activities was $795,000. This was due to the decrease in restricted cash due to the continuing aforementioned decline in manufacturing and shipping activity in India. As of March 31, 1997 there was virtually no activity in India requiring deposits on letters of credit and letters of guarantee.

FINANCING ACTIVITIES

     Cash provided by financing activities during fiscal 1996 was $760,000 compared to $3,554,000 in 1995. Short-term borrowings were under the terms of credit agreements with certain Indian banks. Cash provided in the functional currency under these credit agreements, which are secured by either accounts receivable, inventories or both, was substantially higher in fiscal 1995 than in fiscal 1996 because of the higher level of sales and inventories in fiscal 1995 and credit limits imposed by the banks which were reached in fiscal 1996. In addition, the Company borrowed $856,000 in fiscal 1995 to purchase certain plant and equipment. During fiscal 1995, the Company also collected the remaining balance of $1,115,000 due on a note receivable from a related party; however, this source of financing was essentially offset by payments made to other related parties on outstanding balances.

     Cash provided by financing activities for fiscal year 1997 was $2,003,000 compared to $760,000 in fiscal 1996. This increase is due principally to the infusion of $2 million in cash during fiscal 1997 by the Tandon family pursuant to the terms of the Recapitalization Plan. This Plan resulted in the issuance of 850,000 Common Stock shares and a note payable in the amount of $1,873,000, which is convertible into an additional 12,483,333 shares of Common Stock upon approval of the Recapitalization Plan by the Company's shareholders.

     In summary, the Company has suffered a considerable decline in cash flow over the last three years because of the aforementioned reasons. At March 31, 1997, the Company had negative working capital of $12,489,000 and a retained deficit of $30,370,000. While current actions are being taken to implement a viable operating plan to increase sales, renegotiate the terms of certain short-term obligations with certain Indian banks and raise additional capital, there can be no assurance that any of these actions will be successfully completed.

     Since March 31, 1996, the Company has been negotiating with its Indian banks for an extension of payment terms of existing debt as well as an extension of credit to support planned production and sales. In July 1997, the banks' legal counsel issued notices to Ultra Tek and the Company calling upon them to pay the outstanding amounts due. In response to the demand from the banks, the Company and Ultra Tek have submitted to the banks, as part of a "rehabilitation program", a plan to convert the above short-term borrowings into long-term loans. Management is currently discussing the rehabilitation program with the banks. Currently, the banks have not initiated any legal action against the Company for non-payment of the amounts due. Essentially all of the Ultra Tek short-term borrowing agreements and facilities are secured by the assets of Ultra Tek and are covered by corporate guarantees from the Company, Fairplay Group, Inc. ("Fairplay"), an intermediate holding company, and Tandon Associates, a related party. They are also covered by the personal guarantee of the Chairman and Managing Director of Ultra Tek for the amount of approximately $11,035,000.

     Subsequent to the fiscal year ended March 31, 1997, the Company continues to experience negative cash flow as a result of continuing losses and a ramp-up of production in India. In order to obtain the necessary cash to operate, the Company has factored certain accounts receivable with a United States bank at monthly financing fees ranging from 2.25% to 1.75% and an administration fee applied to the total of factored accounts ranging from 1% to .75%. Through December 31, 1997, the Company factored $713,000 of its accounts receivable and had an outstanding balance due the bank of $428,000.

Subsequently, the borrowings were repaid and there was no outstanding balance at March 31, 1998. In addition, the Tandon family has loaned the Company an aggregate of $1,525,000 as of March 31, 1998, which loans are payable on demand with interest at 12% per annum.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is included in Part IV of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The following table sets forth certain information concerning each person who is an executive officer, director or significant employee of the Company:


Name                              Age           Position
----                              ---           --------
J.L.  Tandon                       48           Chairman, Chief Executive Officer
                                                and President, Chief Financial
                                                Officer, Secretary and Director
M.L. Tandon                        59           Chairman of the board of directors
                                                of Ultra Tek, the Company's
                                                manufacturing subsidiary
Prakash Thanky                     47           President (resigned November 1997)
Michael D. Thomas                  59           President, Chief Operating Officer,
                                                Chief Financial Officer, Secretary
                                                and Director (resigned July 1996)
David B. Barton                    55           Senior Vice President - Sales &
                                                Marketing (resigned July 1996)
Norman Barkeley                    68           Director* (resigned December 1997)
R.D. Middlebrook, Ph.D.            69           Director*
Robert Sherburne                   78           Director*


     *Member of the Audit Committee, Compensation Committee, Subsidiary Securities Committee and Independent Directors Committee

     J. L. Tandon has been Chief Executive Officer and a director of the Company since February 1991 and served as President from February 1991 to April 1995, and again from November 1997 to present. On October 11, 1996, J.L. Tandon was elected Chief Financial Officer of the Company. From December 1978 to July 1993, J. L. Tandon was President of Tandon Associates, an affiliate of the Company. From March 1992 to August 1993, J. L. Tandon was President of Tantec, Inc., an affiliated company. From 1983 to present,
J. L. Tandon has been President and a director of Clady International Corporation, Fairplay and Lunenburg S. A., all affiliated companies. J. L. Tandon is M. L. Tandon's brother.

     M. L. Tandon served as a director of the Company from August 1993 through April 1995. M. L. Tandon has been a director of Ultra Tek, a subsidiary of the Company, since October 1985, and was elected Chairman of the Board of Ultra Tek in August 1993. From June 1988, to the present, M. L. Tandon has been Managing Director of Ultra Tek. M. L. Tandon was Managing Director of Tandon Motors P. Ltd., an affiliated company, from June 1982 to August 1989. M. L. Tandon is J. L. Tandon's brother.

     Prakash Thanky became the President of the Company on July 1, 1996 after having served as President of Magnum Power Solutions, Inc., an affiliated company of Magnum Power PLC, from August 1994 to June 1996. In January 1993, Mr. Thanky founded Logicom, a manufacturer's representative for technical companies, and served as its President. Effective November 11, 1997, Mr. Thanky resigned as an officer of the Company.

     Michael D. Thomas joined the Company in April 1995 as President, Chief Operating Officer, Chief Financial Officer and Secretary. In April 1995, he was elected to serve as a director of the Company to replace M.L. Tandon. Mr. Thomas served as an executive officer, President and Chief Executive Officer of Shape, Inc. from 1990 to 1994 and as Chief Operating Officer from 1988 to 1990. Effective July 1, 1996, Mr. Thomas resigned as an officer and director of the Company.

     David B. Barton joined the Company in September 1992 as Vice President -Sales and became Senior Vice President the fourth quarter of fiscal year 1994. In July 1996, Mr. Barton resigned from the Company.

     Norman A. Barkeley joined the Company as director in April 1995. From July 1988 through December 1996, Mr. Barkeley was Chairman, President and Chief Executive Officer of Ducommun Incorporated and currently serves as Chairman of its board of directors. Mr. Barkeley is also a director of Kaynar Technologies, Inc. Effective December 31, 1997, Mr. Barkeley resigned as director of the Company.

     R. D. Middlebrook, Ph.D. joined the Company as a director in August 1993. From 1955 to present, Dr. Middlebrook has been a Professor of Electrical Engineering at the California Institute of Technology.

     Robert Sherburne joined the Company as a director in August 1993. From January 1992 to present, Mr. Sherburne has been a merger and acquisition consultant. From November 1990 to December 1991, Mr. Sherburne was the Chairman of the Board of Everest & Jennings International and remained a director until December 1996. From June 1987 to October 1990, Mr. Sherburne was the Chairman of the Board of Guardian X-Ray Services.

     All directors are elected annually and serve until the next annual meeting of shareholders or until the election and qualification of their successors. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Not applicable.

ITEM 11    EXECUTIVE COMPENSATION

COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company paid or accrued by the Company to the Chief Executive Officer and to each of the four other most highly compensated officers of the Company for each of the fiscal years in the three-year period ended March 31, 1997.

                                         SUMMARY COMPENSATION TABLE

                                                                                          Long-Term Compensation
                                                                          ----------------------------------------------------
                                                                                  Awards                      Payouts
                                                                          -------------------------     ----------------------
                                             Annual Compensation
                                      ---------------------------------
                                                                                        Securities
                                                                          Restricted    Underlying
                                                           Other Annual      Stock       Options/        LTIP         All Other
    Name and Principal                Salary     Bonus     Compensation     Awards         SARs         Payouts      Compensation
         Positions         Year       (1) ($)     ($)        (2) ($)          ($)           (#)           ($)            ($)
         ---------         ----       -------    -----     ------------   ----------     ----------     -------      ------------
 J.L. Tandon               1997       198,000      0          20,282           0            ---            0             ---
   President, Chief        1996       198,000      0          22,269           0            ---            0             ---
   Executive Officer and   1995       198,000      0          12,580           0            ---            0             ---
   Chief Financial
   Officer
 David B. Barton(3)        1997        51,230      0            0              0            ---            0             ---
   Senior Vice President,  1996       124,383      0            0              0            ---            0             ---
   Sales and Marketing     1995       116,650      0            0              0            ---            0             ---
 Michael D. Thomas(3)      1997       151,661      0          60,000           0            ---            0             ---
   President, Chief        1996       194,231      0          5,964            0          100,000          0             ---
  Operating Officer &
  Chief Financial Officer
 Prakash Thanky(4)         1997       117,000      0            0              0            ---            0             ---
   President

(1) Includes compensation deferred at the officer's election. J.L. Tandon has deferred compensation of $19,000 in fiscal 1997.

(2) Represents supplemental income bonus, automobile allowance, club dues and payments made toward medical and group life insurance on behalf of executive officers.

(3)  Messrs. Barton and Thomas resigned from the Company in July 1996.

(4)  Mr. Thanky resigned from the Company in November 1997.

EMPLOYMENT AGREEMENT

     In April 1995, the Company hired Michael D. Thomas as President, Chief Operating Officer, Chief Financial Officer, and Secretary at an annual salary of $105,000 pursuant to a letter agreement. Additionally, the Company agreed to grant Mr. Thomas an option to purchase 100,000 shares of Common Stock which was to vest over five years and have a ten-year term. The Company also agreed to grant Mr. Thomas an additional option to purchase 50,000 shares which would vest and become exercisable if the Company's fiscal 1996 performance substantively conformed to a financial and cash management plan prepared by Mr. Thomas and approved by the Board of Directors. However, these performance targets were not met and consequently, Mr. Thomas' right to purchase the additional 50,000 shares did not vest.

     Mr. Thomas' agreement called for him to receive deferred compensation at the end of each fiscal year he remained an executive of the Company in the amount of $50,000. Mr. Thomas also was entitled to an annual bonus, not to exceed $50,000, if the Company had met certain sales and profitability targets. Those targets were not met for fiscal 1996 and no bonus was paid. Mr. Thomas' letter agreement with the Company had no term and was terminable by either party at any time. Mr. Thomas resigned in July 1996 and received six months of severance pay and the pro rata portion of his deferred compensation. His 100,000 share stock option expired without exercise.

CHANGE IN CONTROL ARRANGEMENTS

     Under the terms of his employment letter agreement, Mr. Thomas was entitled to treat a termination of his employment in connection with a change in control of the Company as a termination without cause. His agreement terminated upon his resignation in July 1996.

     Under the terms of the Company's 1994 Stock Option Plan, upon a change in control or liquidation of the Company, the Compensation Committee, in its discretion, may allow each person holding an option (who did not receive a replacement stock option from the Company's successor entity) to exercise that option without regard to its vesting provisions.

DIRECTOR COMPENSATION

     Each outside director receives $1,500 for each board meeting attended and $1,000 for each committee meeting attended; provided, however, that if two committee meetings are held on the same day, outside directors in attendance only receive $1,000. In August 1993, the Board of Directors established an Audit Committee, a Compensation Committee and a Subsidiary Securities Committee, each comprised of the outside directors.

     In September 1993, the Board of Directors granted each outside director an option to purchase 20,000 shares of Common Stock at the initial offering price to the public of $7.00. The Company's policy is to issue its outside directors options to purchase 20,000 shares upon election to the Board and options to purchase 5,000 additional shares after each two years of subsequent service. A proposal to adopt a formula grant amendment to the Company's 1994 Stock Option Plan implementing this policy was approved by the Company's shareholders at the 1995 Annual Meeting of Shareholders. All such grants would be at fair market value.

     In February 1996, an Independent Director's Committee consisting of the outside directors was established to provide a disinterested review and approval structure for any material transaction involving a business combination, or an investment in or refinancing of the Company. As Chairman of this Committee, Mr. Robert Sherburne received additional compensation of $5,000 for his services in reviewing and executing documents relating to the Recapitalization Plan discussed in Item 1 "Business."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None.

1994 STOCK OPTION PLAN

     Key employees, including Directors who are key employees, who are chosen by the Compensation Committee are eligible to participate in the 1994 Stock Option Plan (the "1994 Plan"). Messrs. J. L. Tandon and M. L. Tandon have agreed that they will not be eligible to receive grants of options under the 1994 Plan.

     There were no stock options granted or exercised during the fiscal year ended March 31, 1997, nor were there any unexercised stock options at March 31, 1997, held by any executive officer.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board for fiscal 1997 was comprised of Messrs. Barkeley, Middlebrook and Sherburne. The Compensation Committee establishes the general compensation policies of the Company, establishes the compensation plans and specific compensation levels for executive officers, and administers the 1994 Plan.

     As required by Commission rules designated to enhance the disclosure of the Company's executive compensation policies and practices, the following is the Compensation Committee's report submitted to the Board of Directors addressing the compensation of the Company's executive officers for fiscal 1997.

                    REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee of the Board of Directors establishes the general compensation policies of the Company, establishes the compensation plans, establishes the specific compensation of Mr. J. L. Tandon, the Company's Chief Executive officer, reviews the Chief Executive Officer's recommendations as to the specific compensation levels for the other executive officers, and, in conjunction with the Option Committee, administers the Company's incentive plans. The Compensation Committee is composed of three independent non-employee directors who have no interlocking relationships as defined by the Securities and Exchange Commission.

     COMPENSATION POLICY AND PROGRAMS. The Compensation Committee's responsibility is to ensure that a strong and direct link exists among shareholder values, Company performance, and executive compensation through its oversight of the design and implementation of a sound compensation program that will attract and retain highly qualified personnel. Compensation programs are intended to complement the Company's short- and long-term business objectives and to focus executive efforts on the fulfillment of these objectives.

     The Compensation Committee has conducted a full review of the Company's executive compensation program and will repeat this review annually. It is the Compensation Committee's practice to establish target levels of compensation for senior officers consistent with that of companies comparable in size and complexity to the Company, as well as companies which are direct business competitors of the Company. Actual compensation of the Company's executive officers is subject to increase or decrease by the Compensation Committee from targeted levels according to the Company's overall performance and the individual's efforts and contributions. A significant portion of executive compensation is directly related to the Company's financial performance and is therefore at risk. Total compensation for the Company's senior management is composed of base salary, near-term incentive compensation in the form of bonuses, and long-term incentive compensation in the form of stock options. The Compensation Committee retains the discretion to adjust the formula for certain items of compensation so long as total compensation reflects overall corporate performance and individual achievement.

     BASE SALARY. In establishing base salary levels for senior officer positions, the Compensation Committee and Mr. J. L. Tandon consider levels of compensation at other similarly situated companies and at direct competitors, levels of responsibility, and internal issues of consistency and fairness.
In determining the base salary of a particular executive, the Compensation Committee and Mr. J. L. Tandon consider individual performance, including the accomplishment of short- and long-term objectives, and various subjective criteria including initiative, contribution to overall corporate performance, and leadership ability.

     In the fiscal year ended March 31, 1997, the annual base salary of Mr.
J. L. Tandon was unchanged at $198,000, a level determined to be appropriate by the Compensation Committee based on comparable chief executive salaries of a peer group of companies and of direct competitors referred to above, the Company's overall performance in the prior fiscal year, and Mr. J. L. Tandon's efforts and contributions to the Company.

     BONUSES. The Company's executive officers are eligible for annual bonuses based upon recommendations made by Mr. J. L. Tandon (as to the other executive officers) and the Compensation Committee (as to Mr. J. L. Tandon) as to individual performance and the Company's achievement of certain operating results.

     Amounts of individual awards are based principally upon the results of the Company's financial performance during the prior fiscal year. The amount of awards for senior officers are within guidelines established by the Compensation Committee and Mr. J. L. Tandon as a result of their review of total compensation for senior management of peer companies and competitors. The actual amount awarded, within these guidelines, will be determined principally by the Compensation Committee's and Mr. J. L. Tendon's assessment of the individual's contribution to the Company's overall financial performance. Consideration is also given to factors such as the individual's successful completion of a special project, any significant increase or decrease in the level of the participant's executive responsibility and the Compensation Committee's and Mr. J. L. Tandon's evaluation of the individual's overall efforts and ability to discharge the responsibilities of his position. In fiscal 1997, in light of the Company's financial results, no bonuses were paid to any of the executive officers named in the Summary Compensation Table.

     Mr. J. L. Tandon received no bonus with respect to the March 31, 1997 fiscal year. In determining bonuses in future years, the Compensation Committee will give particular consideration to the following factors: (1) the Company's progress toward break-even financial results and sustainable positive cash flow; (2) the narrowing of losses and the trend toward positive earnings growth of the Company during the fiscal year; (3) the efforts and contributions made by Mr. J. L. Tandon in discharging his responsibilities as Chief Executive Officer; and (4) the efforts and contributions by the other executives of the Company.

     STOCK OPTIONS. During fiscal 1994, the Compensation Committee adopted the Company's 1994 Stock Option Plan. The purpose of the 1994 Plan is to provide incentives and reward the contributions of key employees and officers for the achievement of long-term Company performance, as measured by earnings per share and the market value of the Common Stock. The Compensation Committee, working with the Option Committee (which, prior to being disbanded in fiscal 1996, consisted of Mr. J. L. Tandon and Mr. M. L. Tandon), set guidelines for the number and terms of stock options awards based on factors similar to those considered with respect to the other components of the Company's compensation program, including comparison with the practices of peer group companies and direct competitors. In the event of unsatisfactory corporate performance, the Compensation Committee may decide not to award stock options or restricted stock in any given fiscal year although exceptions to this policy may be made for individuals who have assumed substantially greater responsibilities and other similar factors. The awards under the 1994 Plan are designed to align the interests of executives with those of the shareholders. Generally, stock options become exercisable in cumulative installments over a period of five years, but the individual forfeits any installment which has not vested during the period of his employment.

     In light of the Company's financial performance during fiscal 1996 and 1997, the Compensation Committee has tabled its review of any necessary revisions to the Company's executive compensation policy or plans due to the provisions of the Omnibus Budget Reconciliation Act of 1993. This legislation amended Section 162 of the Internal Revenue Code by limiting to $1,000,000 the deductibility of compensation paid to certain executives. The Company's 1994 Stock Option Plan has been amended by the Board of Directors to conform with new rules on Section 162 compliance and those amendments were approved at the Company's 1995 Annual Meeting of Shareholders. It is the current policy of the Compensation Committee to maximize, to the extent reasonably possible, the Company's ability to obtain a corporate tax deduction for compensation paid to executive officers of the Company to the extent consistent with the best interests of the Company and its stockholders.

                                   THE COMPENSATION COMMITTEE
                                   Norman A. Barkeley
                                   R. D. Middlebrook, Ph.D.
                                   Robert Sherburne

                             COMPANY PERFORMANCE

     The following graph shows a comparison of cumulative total returns for the Company, the NASDAQ Stock Market-U.S. Index and a peer group index comprised of the NASDAQ Computer Index (as described below) for the period during which the Company's Common Stock has been registered under Section 12 of the Exchange Act. The NASDAQ Computer Index includes approximately 170 companies, all of which are manufacturers of computer hardware or software. The Company believes that the companies included in the NASDAQ Computer Index are reasonably representative of companies in the Company's industry.


            COMPARISON OF 52 MONTH CUMULATIVE TOTAL RETURN *
                    AMONG GOLDEN SYSTEMS, INC.,
                 THE NASDAQ STOCK MARKET (U.S.) INDEX
              AND THE NASDAQ COMPUTER MANUFACTURER INDEX




                                                       CUMULATIVE TOTAL RETURN
                                     ------------------------------------------------------------------
                                     11/09/93      3/94      3/95        3/96       3/97       3/98

GOLDEN SYSTEMS, INC.                 $100.00        68.85     10.66        4.92       2.46       0.41
NASDAQ STOCK MARKET (U.S.)           $100.00        95.53    106.27      144.29     160.37     243.41
NASDAQ COMPUTER MANUFACTURER         $100.00       105.25    125.68      193.57     211.91     375.77


 * $100 INVESTED ON 11/09/93 IN STOCK OR ON 10/31/93
   IN INDEX - INCLUDING REINVESTMENT OF DIVIDENDS.
   FISCAL YEAR ENDING MARCH 31.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's capital stock as of March 31, 1998 by
(i) each person who is known by the Company to be the beneficial owner of more than 5% of any class of the Company's capital stock, (ii) each Director, and certain executive officers of the Company, individually, and (iii) all Directors and executive officers as a group:

                                                   Amount             Percent
                                                Beneficially            of
 Name of Beneficial Owner (1)                      Owned               Class
 ----------------------------                   ------------          -------
 J.L. Tandon (2)...............................   2,276,666  (3)        43.0  (3)
 Clady International Corporation ("Clady") (4)    2,125,000             40.1
 Hathaway & Associates, Ltd. (5)...............     283,400              5.4
 D.L. Tandon (6)...............................     141,666              2.7
 M.L. Tandon (7)...............................           0              0.0
 S.L. Tandon (7)...............................     141,666              2.7
 Norman A. Barkeley............................       8,000                *
 R.D. Middlebrook, Ph.D. (8)...................      24,000                *
 Robert Sherburne (8)..........................      18,000                *
 All executive  officers and directors as a
 group (three persons) (9).....................   2,601,998             48.9
 *Less than one percent

(1) Except as otherwise indicated below, the persons named have sole voting power and investment power with respect to all shares of capital stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) The address for J. L. Tandon is 2125-C Madera Road, Simi Valley, California 93065.

(3) Includes 2,125,000 shares owned by Clady International Corporation, a Panamanian corporation ("Clady") of which J. L. Tandon is the President.

(4) The address for Clady is c/o J. L. Tandon, 2125-C Madera Road, Simi Valley, California 93065.

(5) The address for Hathaway & Associates, Ltd. is 119 Rowayton Avenue, Rowayton, Connecticut 06853.

(6) D. L. Tandon is an officer and director of Clady. He expressly disclaims beneficial ownership of any shares owned by Clady for the purposes of Sections 13(d) and 13(g) of the Exchange Act.

(7) M. L. Tandon and S. L. Tandon expressly disclaim beneficial ownership of any shares owned by Clady for the purposes of Section 13(d) and 13(g) under the Exchange Act.

(8) Includes 13,000 shares issuable upon exercise of stock options exercisable within sixty days of March 31, 1998.

(9) For purposes of this calculation, all shares beneficially owned by any member of the Tandon family are included in the amount beneficially owned.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Tandon family has been involved in the manufacture of a wide range of personal computer components and of personal computers for many years. Since its formation, the Company and its subsidiaries have been operated in conjunction with other privately held operations of the Tandon family.

     During fiscal 1997, Tandon Associates, Inc. has been billed for the direct cost of Company employees who have worked on certain isolated projects. These costs consist primarily of employee salaries, but also include allocations of office space and utilities and the direct cost of minor raw materials.

     Since fiscal 1995, the need for the Company's subsidiary operations in Singapore greatly diminished because of the decline in sales. At the same time, Tandon Associates experienced a growing need for the Singapore presence. Consequently, Tandon Associates began using the personnel and facilities of the Singapore subsidiary and paying the Company the cost on a 100% pass through basis. During fiscal 1997, these costs, which include primarily salaries, office expenses, the purchase of raw materials, and shipping expenses, aggregated $317,000. The Company has determined that the potential need for the Singapore presence is remote and in fiscal 1998 entered into an agreement with an affiliated party of Tandon Associates to sell the Singapore operation. The Company recorded a gain on the sale of approximately $16,000.

     As disclosed elsewhere in this document, the Tandon family contributed $2,000,000 to the Company during fiscal 1997, under the terms of the Recapitalization Plan. The proceeds, which were used to provide working capital, have been exhausted. In order to support the continuing operations of the Company, Tandon Associates has loaned the Company an additional $1,525,000 through March 31, 1998.

     During the fourth quarter of fiscal 1998, the Company sold its manufacturing subsidiary located in Sri Lanka to Tandon Associates, which transaction resulted in a gain to the Company of approximately $200,000. In connection with the sale, Tandon Associates agreed to assume all of the bank debt in Sri Lanka, facility lease and obligations to employees. The Company believes that the consideration received for its interest in the Sri Lanka subsidiary was fair.

     The Company has entered into a lease agreement with SDJ Partners, a general partnership, whose partners are certain members of the Tandon family. The lease is for the Company's headquarters facility, which includes office and warehouse space. The facility lease is at the cost of comparable space at the time the lease was negotiated and utilities are at cost. For fiscal 1997, total facilities cost was $113,000.

     During fiscal 1997, the Company sold, for $26,000, power supply units to Tantec Magnetics, a Tandon family affiliate, which assembles and markets personal computers. The Company also purchased finished personal computers from Tantec Magnetics for a cost of $18,000. Both sales and purchases are believed to be at fair market values at the time of each transaction. Tantec Magnetics also used the services of one of the Company's employees located in England, which were billed at the actual cost of salary, payroll taxes, employee benefits and related expenses. During fiscal 1997, these costs aggregated $37,000.

     In fiscal 1997, Ultra Tek, the Company's manufacturing subsidiary in India, received an advance payment on the sale of certain equipment valued at $77,000 from Advance Technology Devices, a Tandon affiliate, also located in India. The Company believes that the sales price of the equipment approximates fair market value.

     Eastern Peripherals Ltd., a Tandon family-affiliated company, which had shared common facilities with and has purchased power supplies from Ultra Tek, owed Ultra Tek $171,000 at March 31, 1997. During fiscal 1997, Eastern Peripherals Ltd. made cash payments to Ultra Tek aggregating $225,000 against the receivable balance of $423,000 owing at March 31, 1996. The power supplies sold were sold at fair market prices.

     During fiscal 1997, Tancom Electronics, a Tandon family affiliated company, paid Ultra Tek $89,000 for shared electricity and advanced Ultra Tek $46,000 on the purchase of used equipment. Electric utilities are billed at estimated usage and cost and the equipment will be sold by Ultra Tek at estimated fair market value. Tancom Electronics also advanced $14,000 against future electric utility sharing.

                                 PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     The following documents are filed as part of this report:

(a)  1.   Financial Statements:

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of March 31, 1996 and 1997:
               Assets
               Liabilities and Shareholders' Deficit

          Consolidated Statements of Operations for each of the three years in the period ended March 31, 1997

          Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 31, 1997

          Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1997

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules:


          Report of Independent Public Accountants on Supplemental Schedule
          Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended March 31, 1997

          All other schedules are omitted because they are not applicable, not required, or the required information is shown in the Financial Statements or notes thereto.

     3.   Exhibits:

               See Item 14(c) below.

 (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended March 31, 1997.

 (c) Exhibits

     The exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

(d)  Financial Statement Schedules

     See Item 14(a) above

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 1998.



                                    GOLDEN SYSTEMS, INC.


                                      /s/  Jawahar L. Tandon
                               --------------------------------------
                                         Jawahar L. Tandon
                                     Chairman of the Board of
                               Directors and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates so indicated.


          Signature                          Title                    Date
          ---------                          -----                    ----

    /s/ Jawahar L. Tandon          Chairman of the Board of       June 25, 1998
-----------------------------             Directors,
      Jawahar L. Tandon           Chief Executive Officer and
                                    Chief Financial Officer
                               (Principal Executive Officer and
                                 Principal Financial Officer)


        /s/  Tia Kline         Controller (Principal Accounting   June 25, 1998
-----------------------------             Officer)
          Tia Kline

    /s/  R. D. Middlebrook                 Director               June 25, 1998
-----------------------------
       R.D. Middlebrook

    /s/  Robert Sherburne                  Director               June 25, 1998
-----------------------------
       Robert Sherburne

                                  EXHIBIT INDEX

  EXHIBIT                                                          SEQUENTIAL
   NUMBER                        DESCRIPTION                       PAGE NUMBER
  -------                        -----------                       -----------
    3.1(1)  Restated Articles of Incorporation of the
            Company..............................................

    3.2(1)  Bylaws of the Company, as amended to date............

   10.1(1)  Stock Exchange Agreement dated July 1, 1993 by and between the Company and Lunenburg S.A. ..............

   10.2(1)  Stock Purchase and Sale Agreement  dated July 1, 1993 by and between Lunenburg S.A. and Clady
            International Corporation............................

   10.3(1)  Letter Agreement dated July 1, 1993 by and between
            Clady International Corporation and the Company......

   10.4(1)  Form of Lease by and between the President of India as landlord and Ultra Tek Devices Ltd. as tenant.....

   10.5(1)  Letter Agreement Sublease dated April 1, 1993
            between Ultra Tek Devices Ltd. and Eastern
            Peripherals Ltd. ....................................

   10.6(1)  Declaration dated September 7, 1993 by Advance Power
            Devices Pvt. Ltd. ...................................

   10.7(1)  Letter of Credit in the principal amount of $320,000 dated August 20, 1993 issued by American Pacific State
            Bank for the account of Golden Systems, Inc. ........

   10.8(1)  Memorandum of Agreement dated February 5, 1993 by and between Ultra Tek Devices Ltd. as borrower and
            the Bank of India as lender..........................

   10.9(1)  Hypothecation Agreement of Goods and Book Debts dated
            October 19, 1992, by and between Ultra Tek Devices
            Ltd. as borrower and Canara Bank as lender...........

   10.10(1) Hypothecation Agreement of Goods and Book Debts dated October 19, 1993, by and between Ultra Tek
            Devices Ltd. as borrower and Canara Bank as lender...

   10.11(1) Purchase Agreement dated May 25,  1993 by and between
            Compaq Asia Pte. Limited and the Company.............

   10.12(1) Employment Agreement dated as of July 23, 1993,
            between the Company and Raymond V. Thomas............

   10.13(2) Form of Warrant Agreement dated  November 17, 1993 between Golden Systems, Inc. and the Representatives
            of the Underwriters..................................

   10.14(2) License Agreement, dated May 27, 1993, between
            Compaq Computer Corporation and the Company..........

   10.15(2) Loan and Security Agreement, dated October 7, 1993, between Silicon Valley Bank and the Company..........

   10.16(3) Agreement dated March 4, 1994, by and between the
            Board of Investment of Sri Lanka and Golden Systems
            Lanka (Private) Limited..............................

   10.17(4) Stock  Purchase  Agreement,  dated  as  of  March 31,
            1997,  among the  Company, J.  L.  Tandon, Clady  and
            certain   members   of  management   (with  exhibits,
            including Subscription Agreement and Bridge Note)....

   21.1(1)  List of Subsidiaries.................................

     27     Financial Data Schedule..............................


(1) Incorporated by reference to the Company's Registration Statement on Form S-1 dated September 9, 1993.

(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 dated October 20, 1993.

(3) Incorporated by reference to the Company's Form 10K for the Fiscal Year Ended March 31, 1994.

(4) Incorporated by reference to the Company's Preliminary Proxy Materials, filed April 1, 1997.

                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                ON SUPPLEMENTAL SCHEDULE



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Golden Systems, Inc. and subsidiaries as of March 31, 1996 and 1997 and for each of the three years in the period ended March 31, 1997, and have issued our qualified report thereon, qualified with respect to the Company's ability to continue as a going concern, dated June 2, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                      /s/ ARTHUR ANDERSEN LLP
                                   --------------------------------
                                          ARTHUR ANDERSEN LLP

Los Angeles, California
June 2, 1998

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                                  (IN THOUSANDS)

                BALANCE AT       ADDITIONS
               BEGINNING OF     CHARGED TO                      BALANCE AT
DESCRIPTION        YEAR           INCOME        DEDUCTIONS      END OF YEAR
-----------    ------------     -----------     ----------      -----------
Inventory
 reserves

   1997           $5,808           4,325           3,264           $6,869

   1996           $5,719             204             115           $5,808

   1995           $  ---           5,719             ---           $5,719


                        INDEX TO FINANCIAL STATEMENTS

                                                                       Page
Report of Independent Public Accountants                             F-2 - F-3

Consolidated Balance Sheets as of March 31, 1996 and 1997:
  Assets                                                             F-4
  Liabilities and Shareholders' Deficit                              F-5

Consolidated Statements of Operations for each of
  the three years in the period ended March 31, 1997                 F-6

Consolidated Statements of Shareholders' Equity (Deficit) for
  each of the three years in the period ended March 31, 1997         F-7

Consolidated Statements of Cash Flows for each of the
  three years in the period ended March 31, 1997                     F-8 and F-9

Notes to Consolidated Financial Statements                           F-10 - F-24


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of
  Golden Systems, Inc.:


We have audited the accompanying consolidated balance sheets of GOLDEN SYSTEMS, INC. (a California corporation) and subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Systems, Inc. and subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is currently facing significant financial and operational issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized in the paragraphs that follow. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At March 31, 1997, the Company had outstanding amounts due to four separate Indian lenders in the amount of $8,306,000, all of which are currently in default. Of that amount, three of the banks have issued notices to the Company demanding immediate repayment of $7,392,000. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation (see Note 5). In the event of such action by the lenders, liquidation of assets may result in amounts less than amounts shown in the attached financial statements and related inability to pay liabilities.

In fiscal 1995, Ultra Tek's importing of computer components into India came under investigation by the Indian customs authorities. In September 1997, the Indian customs authorities issued a separate "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of imported raw material in its inventories. In fiscal 1997, Ultra Tek came under the investigation of the Indian Department of Revenue Intelligence concerning the import and export of certain components used in the manufacture of power supplies and returned customer product. Subsesquently, a separate "show cause" notice was issued requesting explanation of why duties should not be assessed. The above governmental allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of $8.4 million and penal action being initiated against Ultra Tek.
Penalties relating to the Indian Department of Revenue Intelligence investigation, if any, have not yet been determined. The Company is contesting these allegations, but currently, the matters are unresolved and the outcomes uncertain (see Note 12).

The Company has incurred significant losses from operations over the past three years; has lost its two main customers, which has significantly impacted its revenues; and at March 31, 1997, had a shareholders' deficit of $14.2 million. During fiscal 1998, the Company has continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.




                                        /s/ ARTHUR ANDERSEN LLP
                                    ------------------------------
                                          ARTHUR ANDERSEN LLP



Los Angeles, California
June 2, 1998

                     GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1996 AND 1997
                                (IN THOUSANDS)



                                     ASSETS

                                                           1996         1997
                                                          -------      ------
CURRENT ASSETS:
  Cash and cash equivalents                               $   684      $1,363
  Restricted cash balances                                    886          29
  Accounts receivable, net of allowance of
    $256 and $52 at March 31, 1996 and
    1997, respectively                                      1,349         233
  Net due from related parties                                273          --
  Inventories                                               6,643       1,272
  Prepaid expenses and other current assets                   797         338
  Income taxes receivable                                      46          --
                                                          -------      ------
     Total current assets                                  10,678       3,235
                                                          -------      ------

PROPERTY, PLANT AND EQUIPMENT, at cost, net
  of accumulated depreciation and amortization              3,805         920
                                                          -------      ------
                                                          $14,483      $4,155
                                                          -------      ------
                                                          -------      ------

The accompanying notes are an integral part of these consolidated statements.

                       GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1996 AND 1997
                                    (IN THOUSANDS)


                       LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                           1996        1997
                                                         --------    --------
CURRENT LIABILITIES:
  Short-term borrowings                                  $  8,177    $  7,835
  Note payable under Recapitalization Plan                     --       1,873
  Notes payable                                                --         914
  Accounts payable                                          3,596       3,407
  Accrued liabilities                                       1,187       1,603
  Net due to related parties                                   --          92
                                                         --------    --------
     Total current liabilities                             12,960      15,724
                                                         --------    --------
NOTES PAYABLE                                                 934          --
                                                         --------    --------
     Total liabilities                                     13,894      15,724
                                                         --------    --------
COMMITMENTS AND CONTINGENCIES (Note 12)

MINORITY INTEREST                                           2,599       2,599

SHAREHOLDERS' DEFICIT:
  Common stock, no par value:
    Authorized--6,000 shares
    Issued and outstanding--4,450
      shares in 1996 and 5,300 shares in 1997              16,278      16,405
  Retained deficit                                        (17,743)    (30,370)
  Cumulative translation adjustments                         (545)       (203)
                                                         --------    --------
      Total shareholders' deficit                          (2,010)    (14,168)
                                                         --------    --------
                                                         $ 14,483    $  4,155
                                                         --------    --------
                                                         --------    --------

The accompanying notes are an integral part of these consolidated statements.

                    GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                  (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                        1995          1996        1997
                                                      --------      --------    --------
NET SALES                                             $ 24,539      $16,814     $  2,568

COST OF GOODS SOLD
  Material, labor, overhead and direct cost             26,371       16,565        2,780
  Inventory provisions                                   5,719          204        4,325
                                                      --------      -------     --------
                                                        32,090       16,769        7,105
                                                      --------      -------     --------
     Gross profit (loss)                                (7,551)          45       (4,537)
                                                      --------      -------     --------
OPERATING EXPENSES:
  Selling, general and administrative                    4,564        3,435        3,348
  Research and development                                 935          430          865
  Property, plant and equipment impairment loss              -            -        2,495
                                                      --------      -------     --------
                                                         5,499        3,865        6,708
                                                      --------      -------     --------
     Loss from operations                              (13,050)      (3,820)     (11,245)
                                                      --------      -------     --------
OTHER INCOME (EXPENSE):
  Interest expense                                        (707)      (1,253)      (1,585)
  Interest income                                          475          184          199
  Litigation settlement                                      -            -          429
  Foreign currency transaction losses                        -            -         (452)
  Other income                                               -            -           25
                                                      --------      -------     --------
                                                          (232)      (1,069)      (1,384)
                                                      --------      -------     --------
     Loss before provision
       for income taxes                                (13,282)      (4,889)     (12,629)

PROVISION (BENEFIT) FOR INCOME TAXES                        26            1           (2)
                                                      --------      -------     --------
NET LOSS                                              $(13,308)     $(4,890)    $(12,627)
                                                      --------      -------     --------
                                                      --------      -------     --------
NET LOSS PER COMMON SHARE                             $  (2.99)     $ (1.10)    $  (2.84)
                                                      --------      -------     --------
                                                      --------      -------     --------
WEIGHTED AVERAGE NUMBER OF
  OUTSTANDING SHARES                                     4,450        4,450        4,452
                                                      --------      -------     --------
                                                      --------      -------     --------


The accompanying notes are an integral part of these consolidated statements.

                      GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 1995 , 1996 AND 1997
                                 (IN THOUSANDS)


                                                                                 Cumulative
                                       Shares        Common       Retained      Translation
                                     Outstanding      Stock        Deficit       Adjustments     Total
                                     -----------    ---------    ----------     ------------    --------
BALANCE, March 31, 1994                 4,450       $ 16,278       $    455       $     36     $  16,769
  Translation adjustments                 ---            ---            ---           (106)         (106)
  Net loss                                ---            ---        (13,308)           ---       (13,308)
                                       ------       --------       --------       --------     ---------
BALANCE, March 31, 1995                 4,450         16,278        (12,853)           (70)        3,355
  Translation adjustments                 ---            ---            ---           (475)         (475)
  Net loss                                ---            ---         (4,890)           ---        (4,890)
                                       ------       --------       --------       --------     ---------
BALANCE, March 31, 1996                 4,450         16,278        (17,743)          (545)       (2,010)
  Translation adjustments                 ---            ---            ---            342           342
  Issuance of common stock
    under recapitalization plan           850            127            ---            ---           127
  Net Loss                                ---            ---        (12,627)           ---       (12,627)
                                       ------       --------       --------       --------     ---------
BALANCE, March 31, 1997                 5,300       $ 16,405       $(30,370)       $  (203)    $ (14,168)
                                       ------       --------       --------       --------     ---------
                                       ------       --------       --------       --------     ---------


The accompanying notes are an integral part of these consolidated statements.

                     GOLDEN SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                                (IN THOUSANDS)


                                                     1995            1996          1997
                                                   ---------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (13,308)       $(4,890)      $(12,627)
  Adjustments to reconcile net loss
    to net cash used in
    operating activities:
      Depreciation and amortization expense              439            525            452
      Property, plant & equipment impairment loss          -              -          2,495
      Provision for losses on accounts
        receivable                                        13             43            278
      Provision for losses on inventories              5,719            204          4,325
      Loss on disposition of property
        and equipment                                      8              -              -
  Decrease (increase) in:
    Accounts receivable                                2,598          2,161            838
    Inventories                                       (8,642)         2,270          1,046
    Prepaid expenses and other current assets           (779)           619            459
    Income taxes receivable                               39              -             46
    Deferred tax asset                                    25              -              -
  Increase (decrease) in:
    Accounts payable                                   1,946         (1,432)          (189)
    Accrued liabilities                                1,551           (961)           416
                                                    --------        -------        -------
     Net cash used in operating activities           (10,391)        (1,461)        (2,461)
                                                    --------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment          (3,066)          (343)           (62)
  Proceeds from the sale of property and
    equipment                                              7              -              -
  Restricted cash                                        395            251            857
  Sales (purchases) of investments, net                2,500              -              -
                                                    --------        -------        -------
     Net cash provided by (used in)
       investing activities                             (164)           (92)           795
                                                    --------        -------        -------


                     GOLDEN SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                                (IN THOUSANDS)


                                                          1995           1996            1997
                                                        -------        -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net of repayments                2,707            519           (342)
  Borrowings (repayments) under notes payable               856            154            (20)
  Change in related party balances                       (1,124)            87            365
  Note receivable from related parties                    1,115              -              -
  Note payable under Recapitalization Plan                    -              -          1,873
  Issuance of Common Stock under Recapitalization Plan        -              -            127
                                                         ------          -----         ------
     Net cash provided by financing activities            3,554            760          2,003
                                                         ------          -----         ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                       (2)           (20)           342
                                                         ------          -----         ------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       (7,003)          (813)           679

CASH AND CASH EQUIVALENTS, beginning of year              8,500          1,497            684
                                                         ------          -----         ------
CASH AND CASH EQUIVALENTS, end of year                   $1,497           $684         $1,363
                                                         ------          -----         ------
                                                         ------          -----         ------


The accompanying notes are an integral part of these consolidated statements.

                   GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1997

1.   BASIS OF PRESENTATION, BACKGROUND, AND PRINCIPLES OF CONSOLIDATION

     BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Golden Systems, Inc. (GSI), Fairplay Group, Inc. (Fairplay), and three other subsidiaries presented on a consolidated basis, collectively hereafter referred to as "the Company".

The accompanying financial statements at March 31, 1997 have been prepared assuming that the Company will continue as a going concern. However, the Company is currently facing significant issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized as follows:

- At March 31, 1997, the Company had outstanding amounts due to four separate Indian lenders in the amount of $8,306,000, all of which are currently in default. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $7,392,000. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation (see Note 5).

- In fiscal 1995, Ultra Tek's importing of computer components into India came under investigation by the Indian customs authorities. In September 1997, the Indian customs authorities issued a separate "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of imported raw material in its inventories. In fiscal 1997, Ultra Tek came under the investigation of the Indian Department of Revenue Intelligence concerning the import and export of certain components used in the manufacture of power supplies and returned customer product. Subsequently, a separate "show cause" notice was issued requesting explanation of why duties should not be assessed. The above governmental allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of $8.4 million and penal action being initiated against Ultra Tek. Penalties relating to the Indian Department of Revenue Intelligence investigation, if any, have not yet been determnined. The Company is contesting these allegations, but currently, the matters are unresolved and the outcomes uncertain (see Note 12).

- The Company has incurred significant losses from operations over the past three years; has lost its two main customers, which has significantly impacted its revenues; and at March 31, 1997, had a shareholders' deficit of $14.2 million. During fiscal 1998, the Company has continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

Due to the significance of these factors in the accompanying financial statements at March 31, 1997, all assets have been stated at their estimated realizable values. Costs of resolving the contingencies noted above or settling amounts due to Indian banks or Company creditors have not been reflected in the accompanying financial statements as management is currently unable to estimate these amounts. Accounts receivable and inventories were valued at their subsequently realized amounts (inventories at cost), and property, plant and equipment were valued based on estimates by management and in accordance with the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.

     BACKGROUND

Fairplay, a Panamanian corporation, is solely a holding company and conducts its business through Ultra Tek Devices Limited (Ultra Tek), an Indian corporation and wholly owned subsidiary of Fairplay. The Company has also established three other foreign subsidiaries, two of which relate to foreign sales offices in England and in Singapore. The third subsidiary relates to the Company's manufacturing operations in Sri Lanka, which were shut down in the third quarter of 1998.

The Company is principally in the business of the manufacture and export of switching mode power supplies and adapters, primarily for incorporation by original equipment manufacturers (OEMs) of personal computers and computer peripheral devices into their products. The Company's power supplies convert alternating current electrical power from a primary source, such as a wall outlet, into the direct current, stable voltages required to power the OEMs' various products.

The manufacturing facilities of Ultra Tek are primarily located in Bombay, India, in the Santa Cruz Electronics Export Processing Zone (SEEPZ). Under the regulations of the SEEPZ, Ultra Tek is required to export a substantial part of its production. Ultra Tek imports substantially all of its raw materials from East Asia, Europe and the United States of America. Ultra Tek exports substantially all of its production to GSI and its customers in the United States of America, Asia and Europe.

GSI was incorporated in October 1985, but began its operations in February 1991. GSI, a California corporation, designs and markets the power supplies manufactured by Ultra Tek. The power supplies are primarily drop shipped by Ultra Tek directly to GSI's customers.

The Company began using the fictitious name "Cortech Systems" in August 1996.

     PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company presented on a consolidated basis. All significant intercompany balances and transactions have been eliminated.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

     FOREIGN CURRENCY TRANSLATION

The financial statements of Ultra Tek and the Company's subsidiaries in Sri Lanka and England have been prepared in their local currencies and have been translated into U.S. dollars in accordance with the Statement of Financial Accounting Standards No. 52. The functional currency is the local currency. Assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate at the balance sheet date. Revenues, expenses and cash flows are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are not included in determining net income or loss but are accumulated and reported as a separate component of shareholders' deficit in the accompanying balance sheets.

The financial statements of the Company's subsidiary in Singapore has been prepared in U.S. dollars as the currency of the primary economic environment in which the operations of this company is conducted is the U.S. dollar. Thus, the functional currency of this company is the U.S. dollar. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, and are included in determining net income or loss.

     STOCK-BASED COMPENSATION PLAN

The Company accounts for its stock-based compensation plan (see Note 7) under the provisions of APB Opinion No. 25. The Company has elected to follow the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", beginning April 1, 1995 for employee awards. See Note 7 for disclosure of pro forma loss and loss per common share amounts for the years ended March 31, 1996 and 1997 as required by SFAS 123. The Company has adopted SFAS 123 for all non-employee awards beginning April 1, 1996.

     REVENUE RECOGNITION

Revenues on product sales are recognized at the time of shipment from India.

The Company accounts for potential product returns by reserving for the potential loss of sales and accounts receivable in the period in which the original sale occurred based on historical results. Historically, product returns have been relatively insignificant, except for in fiscal 1995 when the Company's most significant customer returned approximately $4.2 million of product to the Company. These significant returns only occurred in fiscal 1995 and the Company has incurred relatively insignificant product returns in every other year of its operations since its inception. The Company's management believes that the fiscal 1995 returns were of a non-recurring nature, and as such, only reserves relating to recurring returns were recorded as of March 31, 1996 and 1997 and are included in the accounts receivable allowance.

Sales to countries other than the United States approximated 45, 47 and 20 percent of the Company's revenues in fiscal years 1995, 1996 and 1997, respectively.

     RESEARCH AND DEVELOPMENT

Costs associated with developing and testing new concepts and designs are expensed as incurred. All research and development costs have been expensed through March 31, 1997.

     WARRANTIES

The Company generally provides its customers with a one to three-year warranty on its power supplies. A provision for estimated future costs relating to warranty expense is recorded when products are shipped.

     SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

In fiscal 1995, sales to two customers accounted for approximately 54 and 19 percent, respectively, of the Company's net sales. As of March 31, 1995, these customers accounted for approximately 82 percent of the Company's accounts receivable balance. In fiscal 1996, sales to these customers accounted for approximately 21 and 64 percent, respectively, of the Company's net sales. As of March 31, 1996, these customers accounted for approximately 48 percent of the Company's accounts receivable balance. In fiscal 1997, sales to these customers accounted for 19 and 36 percent, respectively, with a new customer accounting for an additional 21 percent. In 1997, the accounts receivable balance to these customers was approximately 85 percent of the total accounts receivable balance.

The Company's strategy of selling to OEMs anticipates that the Company will be relying on high sales volumes to a relatively small number of customers. Although there can be no assurance that the major customers will continue to utilize the Company's products at current levels, if at all, the Company expects to continue to depend upon such customers for a significant percentage of its net sales. The Company has no long-term contracts with major customers. A decline in demand for personal computers, or other factors affecting the computer industry in general, or major customers in particular, could have a material adverse effect on the Company's results of operations (see Note 1).

Although the Company is pursuing, and will continue to pursue, the business of other personal computer OEMs as well as computer peripheral OEMs, customer concentration will continue to be a risk due to the limited number of OEMs producing personal computers in sufficient volume to be attractive to the Company.

     INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Cost includes cost of material, freight and manufacturing overhead. Inventories consist of the following (in thousands):


                                               March 31,     March 31,
                                                 1996           1997
                                              ----------     ----------
     Raw materials                              $ 5,575       $  1,237
     Work-in-progress                               780             30
     Finished goods                                 288              5
                                               --------       --------
                                                $ 6,643       $  1,272
                                               --------       --------
                                               --------       --------


The Company reviews its inventories on a periodic basis (generally quarterly) for slow-moving, excess and obsolete items. A reserve is recorded against the cost of items identified as such. The amounts shown above at March 31, 1996, are presented net of a total reserve of $5,808,000 of which $3,885,000 was for the 1995 product returns from the Company's major customer at that time. The amounts shown at March 31, 1997 are presented net of a reserve of $6,869,000, which records the inventories at their estimated net realizable values.

     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at acquisition cost, net of accumulated depreciation and amortization, which is computed using straight-line and accelerated methods over three to fifteen years. At March 31, 1997, the amounts presented below are shown net of accumulated depreciation and amortization as the amounts are presented at their fair value (as determined by applying SFAS 121).

Property, plant and equipment consists of the following (in thousands):

                                                March 31,      March 31,
                                                  1996           1997
                                                ---------      ---------
Machinery and equipment                         $ 3,864         $3,622
Motor vehicles                                      121            121
Furniture and fixtures                              595            738
Computer software                                   175            121
Leasehold improvements                              283            384
                                                ---------      ---------
                                                  5,038          4,986
Accumulated
  depreciation and amortization                  (1,233)        (1,571)
Reserve for impairment loss                                     (2,495)
                                                ---------      ---------
                                                $ 3,805           $920
                                                ---------      ---------
                                                ---------      ---------

Costs of normal maintenance and repairs are charged to expense as incurred. Major replacements or betterments of property and equipment are capitalized. When items are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

     CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes was $800 in 1995, 1996 and 1997. Cash paid for interest was approximately $105,000, $1,190,000 and $308,000 in 1995, 1996
and 1997, respectively.

During fiscal years 1995 and 1996, the Company received property and equipment with costs of approximately $22,000 and $31,000, respectively, from related parties. These non-cash transactions are excluded from the statements of cash flows.

     RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   RECAPITALIZATION PLAN

In February 1997, the Company's Board of Directors approved a proposal (the "Recapitalization Plan" or the "Plan") from the Company's President on behalf of the Tandon family, the Company's principal shareholders, pursuant to which the Tandon family would contribute $2,000,000 in cash in exchange for 13,333,333 shares of the Company's common stock. In February 1997, the Company received a fairness opinion from an investment bank which stated the Plan was fair to the Company's shareholders from a financial point of view. In March 1997, the Company issued 850,000 of its common shares, which represented all of the shares available to be issued by the Company under its current capital structure, to the Tandon family. The Company's authorized shares will be increased, if approved by the Company's shareholders, at which time the remaining 12,483,333 shares will be issued to the Tandon family. In connection with the Plan (due to not all of the shares being issued), the Company entered into an agreement with the Tandon family under which $1,873,000 of the $2,000,000 contributed would be set up as a note payable with the remaining $127,000 recorded as an increase to equity. Borrowings under the note payable agreement bear interest at 8 percent, are convertible into 12,483,333 shares of common stock upon approval by the Company's shareholders and are secured by essentially all assets of GSI.

4.   RESTRICTED CASH BALANCES

Cash balances include restricted deposits with a foreign bank amounting to $886,000 and $29,000 at March 31, 1996 and 1997, respectively. At March 31, 1996, these deposits were given as security against letters of credit and letters of guarantee issued by the bank on behalf of the Company (see Note 5 below). At March 31, 1997, the balance represents a time deposit with a bank.

5.   SHORT-TERM BORROWINGS

     GSI FACTORING AGREEMENT

The Company has entered into a factoring agreement with a United States bank. Under the agreement, the Company may sell its accounts receivable to the bank, at the bank's option, at the value of 60 percent of the face amount of each receivable the bank desires to purchase. The total amount of "unpaid advances" by the bank cannot exceed $1,333,333. The Company must pay a monthly finance charge on the outstanding unpaid advances in addition to a one-time administration fee on each purchased receivable. The unpaid advances are secured by essentially all of the assets of the Company. The term of the factoring agreement is on a year-to-year basis unless terminated in writing by Buyer or Seller. Through March 31, 1997, the Company had not sold any of its accounts receivable under the agreement. In November 1997, the Company's monthly finance charge was adjusted from 2.25 to 1.75 percent and the administration fee based on the total of factored accounts was reduced from 1 to .75 percent. During November and December 1997, the Company factored a total of $713,000 of its accounts receivable to provide working capital. The outstanding balance as of December 31, 1997 was $428,000. Subsequently, the borrowings were repaid and there was no outstanding balance at March 31, 1998.

During fiscal 1995, the Company issued the bank a warrant to purchase 24,000 shares of its common stock at the price of $.50 per share. The warrants may be exercised beginning in December 1994 and expire in December 1999.

     ULTRA TEK FINANCING AGREEMENTS

The Company has entered into borrowing agreements with three banks in India, which are denominated in Indian Rupees. The agreements provide for borrowings based upon qualifying intercompany accounts receivable which relate to export sales. At March 31, 1996 and 1997, $6,034,000 and $6,838,000 of principal and accrued interest (207,854,000 and 246,853,000 in Indian rupees), respectively, were outstanding under these agreements and no amounts were available to borrow. Borrowings bear interest at varying rates prescribed by the Reserve Bank of India for such borrowings. At March 31, 1996 and 1997, the normal rate of interest was 13 percent per annum, with interest on overdue amounts increasing to a maximum of 23 percent. These agreements are secured by accounts receivable, property, plant and equipment, and inventories.

The Company has also entered into additional credit agreements with the same three banks, which are denominated in Indian rupees. These agreements provide for borrowings based upon qualifying inventories which relate to export sales. At March 31, 1996 and 1997, $1,332,000 and $512,000 (45,899,000
and 18,495,000 in Indian rupees), respectively, were outstanding under these agreements and no amounts were available to borrow. Borrowings bear interest at varying rates prescribed by the Reserve Bank of India for such borrowings. At March 31, 1996 and 1997, the normal rate of interest was 13 percent per annum, with interest on overdue amounts increasing to a maximum of 23 percent. These credit agreements are secured by inventories and accounts receivable.

In addition to the above credit arrangements, through June 1996, the Company also had foreign letter of credit issuance facilities, denominated in Indian rupees, from the same three banks in India. At March 31, 1996 and 1997, amounts due under letters of credit issued by banks on behalf of the Company and included in short-term borrowings amounted to approximately $324,000 and $42,000 (11,152,000 and 1,530,000 in Indian rupees), respectively. At March 31, 1996 and 1997, the rate of interest on unpaid amounts was 23 and 21 percent, respectively.

Further, through June 1996, the Company had letter of guarantee issuance facilities from the same three banks for guarantees required to be issued to government agencies and others for various purposes. At March 31, 1997, letters of guarantee utilized against these facilities was $2,000.

All of the letter of credit facilities and letter of guarantee facilities are secured by property, plant and equipment, accounts receivable and inventories. Primarily all of the above agreements and facilities were due for renewal at various dates and amounts prior to March 31, 1997, and as such, effective June 1996, the consortium of banks "froze" all credit facilities available to the Company. In July 1997, the banks' legal counsel issued notices to Ultra Tek and the Company calling upon them to pay the outstanding amounts due. In response to the demand from the banks, the Company and Ultra Tek have submitted to the banks, as part of a "rehabilitation program", a plan to convert the above short-term borrowings into long-term loans. Management is currently discussing the rehabilitation program with the banks. Currently, the banks have not initiated any legal action against the Company for non-payment of the amounts due. Essentially all of the above agreements and facilities are covered by corporate guarantees from GSI, Fairplay and Tandon Associates, a related party. They are also covered by the personal guarantee of the Chairman and Managing Director of Ultra Tek for the amount of approximately $11,035,000.

     SRI LANKA FINANCING AGREEMENT

During fiscal 1995, the Company entered into borrowing agreements with a bank in Sri Lanka. Under the agreements, the Company may incur up to $500,000 in short-term borrowings and $350,000 in long-term borrowings (term loans), for the purpose of acquiring property and equipment, and inventories. Borrowings bear interest at the London Inter Bank Offer Rate (LIBOR) plus 3 percent (8.7 and 8.6 percent at March 31, 1996 and 1997, respectively) and are secured by the related assets. At March 31, 1996 and 1997, $487,000 and $171,000, respectively, was outstanding under the short-term agreements. During fiscal 1997, $350,000 under the short-term borrowing agreements was converted to a term loan, payable in 36 equal monthly installments at the LIBOR plus 3 percent. At March 31, 1997, the balance outstanding under this term loan was $272,000 at 8.6 percent interest. Subsequent to March 31, 1997, the balance of $171,000 under the short-term borrowing agreements was converted to a term loan, payable in 12 equal monthly installments, commencing October 1998 at the LIBOR plus 3.5 percent. All borrowings under the short-term and term borrowing agreements are denominated in United States dollars.

6.   NOTES PAYABLE

In fiscal 1995, the Company entered into borrowing agreements with an Indian lending institution (which are denominated in Indian rupees) to finance the purchase of certain property and equipment. At March 31, 1996 and 1997, $934,000 and $914,000 (32,180,000 and 33,010,000 in Indian rupees), respectively, was owed under these agreements. The borrowings are repayable in five equal installments beginning on April 1, 1997 and ending on April 1, 1998. Interest on outstanding amounts are payable annually at a rate equal to the London Inter Bank Offer Rate (LIBOR) plus 2.75 percent. For overdue amounts, the rates of interest ranged from 21 to 23 percent per annum. At March 31, 1996 and 1997, the normal rate was 8.4 and 8.3 percent, respectively. The borrowings are secured by the property and equipment. The Company currently has defaulted on all payments due subsequent to April 1, 1997. Currently, there has been no legal action taken by the lender nor has the lender called for repayment of outstanding amounts due. The amount overdue at March 31, 1998 was $581,000.

7.   EQUITY TRANSACTIONS

     STOCK OPTION PLAN

During fiscal 1994, the Company adopted a stock option plan (the "1994 Plan") that provides for the granting of options to purchase up to 455,000 shares of common stock, consisting of both incentive stock options and non-qualified options. Incentive stock options are issuable only to employees, while non-qualified stock options may be issued to non-employee directors, consultants and others, as well as to employees. All stock options must be granted at prices equal to the fair market value of the common stock on the grant date. All options granted expire ten years from the date of grant and vest in 20 percent increments over five years.

The Company accounts for the 1994 Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS 123, the Company's net loss and loss per common share amounts would have been increased to the following pro forma amounts for the years ending March 31, 1996 and 1997 (net loss amounts are in thousands):

                                                              1996      1997
                                                            -------   --------
     Net Loss:
          As Reported...................................    $(4,890)  $(12,627)
          Pro Forma.....................................     (4,924)   (12,646)
     Loss Per Common Share:
          As Reported    ...............................    $ (1.10)  $  (2.84)
          Pro Forma.....................................      (1.11)     (2.84)

Because the SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's outstanding stock options at March 31, 1995, 1996 and 1997 and changes during the years then ended is presented in the table and narrative below (shares are in thousands):

                                                            1995                   1996                    1997
                                                    -------------------     -------------------     -------------------
                                                                Wtd.                    Wtd.                     Wtd.
                                                                Avg.                     Avg.                     Avg.
                                                    Shares    Ex. Price     Shares    Ex. Price     Shares    Ex. Price
                                                    ------    ---------     ------    ---------     ------    ---------
 Outstanding at beginning of year................     110     $  5.73         188     $  5.52         246     $  3.10
 Granted.........................................      98        5.25         136         .85          --          --
 Exercised.......................................      --          --          --          --          --          --
 Forfeited.......................................     (20)       5.25         (78)       5.02        (122)        1.61
 Outstanding at end of year......................     188     $  5.52         246     $  3.10         124     $   4.58
 Exercizable at end of year......................      12     $  7.00          30     $  6.15          51     $   5.46
 Weighted average fair value of options granted..                 N/A                 $   .55                      N/A

The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted-average assumptions used for grants in 1997; a risk-free interest rate of seven percent; no expected dividend yield; expected lives of 5 years; expected volatility of 50% to 60%.

     COMMON STOCK PURCHASE WARRANTS

A summary of warrant activity is as follows:

                                             Number of
                                              Shares         Option Prices
                                             ---------       -------------
     Balance, March 31, 1994                   125,000       $        8.40

          Issued                                24,000                 .50
          Exercised                                  -                   -
          Redeemed                                   -                   -
                                               -------       -------------
     Balance, March 31, 1995, 1996 and 1997    149,000       $ .50 to 8.40
                                               -------       -------------
                                               -------       -------------

No warrants were issued, exercised or redeemed in fiscal years 1996 and 1997.

     STOCK PURCHASE PLAN

The Company has established an Employee Stock Purchase Plan (the Purchase
Plan), which allows eligible employees to purchase shares of the Company at the price of 85 percent of the fair market value of the shares on the first or last day of an option period. The maximum number of shares which may be issued under the Purchase Plan is 300,000. The Purchase Plan became effective on September 1, 1994. No shares have been issued under this Plan.

8.   LITIGATION SETTLEMENT

During the third quarter of fiscal year 1995, the Company experienced a product rejection by its then-largest customer, which cost the Company $4.2 million of lost accounts receivables directly related to the sales of the rejected units and $2.2 million related to other direct costs stemming from the rejections. The Company engaged the services of an outside contractor to address the customer complaint and rework the rejected product. After rework, the product was again rejected by the customer as a result, in the Company's view, of poor workmanship in the rework process.

In fiscal year 1996, the Company filed a complaint against the contractor alleging, among other things, that the contractor improperly performed rework services and thereby breached the contract with the Company. The Company sought damages in excess of $3 million. Also, in fiscal year 1996, the contractor filed a cross-complaint against the Company alleging breach of contract by the Company for failure to pay for rework services rendered. The contractor sought $108,000 and unspecified damages.

In April 1996, the Company settled the lawsuits with the contractor. Under the agreement terms, the Company received a cash settlement of $592,000, of which $163,000 related to the reimbursement of legal expenses incurred in fiscal year 1996. Accordingly, $163,000 was recorded as a reduction of legal expenses in fiscal year 1996 and the balance of the settlement has been recorded in fiscal year 1997.

9.   INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109).

Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

The components of the net deferred income tax asset at March 31, 1996 and 1997 are as follows (in thousands):

                                                       1996          1997
                                                     -------       --------
     Allowance for bad debts                         $   102       $     21
     Vacation accrual                                      7              7
     Net operating loss carryforwards                  3,640          7,290
     Inventory reserve                                 2,323          3,013
     Warranty reserve                                     69             69
                                                     -------       --------
                                                       6,141         10,400
     Less:  Valuation allowance                       (6,141)       (10,400)
                                                     -------       --------
                                                     $     -       $      -
                                                     -------       --------
                                                     -------       --------

The provision for income taxes for the years ended March 31, 1995, 1996 and 1997 are as follows (in thousands):

                               1995      1996      1997
                               ----      ----      ----
     Current - Federal         $ -       $ -       $ -
             - State             1         1         1
             - Foreign           -         -        (3)
                               ---       ---       ---
                                 1         1        (2)
                               ---       ---       ---

     Deferred - Federal         17         -         -
              - State            8         -         -
                               ---       ---       ---
                                25         -         -
                               ---       ---       ---

                               $26       $ 1       $(2)
                               ---       ---       ---
                               ---       ---       ---

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for the years ended March 31, 1995, 1996 and 1997 are as follows (in thousands):

                                                  1995      1996      1997
                                                -------   -------   -------
     Income tax provision (benefit)
       at statutory federal rate                $(4,448)  $(1,623)  $(4,653)
     State and local income taxes,
       net of federal income tax effect               1         1         1
     Tax benefits not recognized                  4,440     1,623     4,653
     Other items, net                                33         -        (3)
                                                -------   -------   -------
                                                $    26   $     1   $    (2)
                                                -------   -------   -------
                                                -------   -------   -------

In 1995, the pre-tax loss relating to U.S. operations was $10,412,000 and the pre-tax loss relating to foreign operations was $2,870,000. In 1996, the pre-tax losses relating to U.S. and foreign operations were $2,027,000 and $2,862,000, respectively. In 1997, the pre-tax losses relating to U.S. and foreign operations were $1,551,000 and $12,147,000, respectively.

Ultra Tek's manufacturing facilities are located in an export processing zone. Under the Indian Income-tax Act of 1961, the entire profits of a company situated in a free trade zone are exempt from income tax for a period of five consecutive years within the first eight years of operations at the option of the Company. Ultra Tek elected to claim the exemption for the five years ended March 31, 1992. Consequently, Ultra Tek did not have any income tax liability up to March 31, 1992. Under another provision of the Indian Income-tax Act of 1961, Ultra Tek will continue to be exempt from income tax to the extent of profits attributable to its export sales. For the years ended March 31, 1996 and 1997, no provision for income taxes was recorded as Ultra Tek incurred losses for tax purposes.

The Company does not provide for U. S. federal income taxes on the undistributed earnings of its foreign operations. The Company's policy is to leave the income permanently invested in the country of origin. Such amounts will only be distributed to the United States to the extent any federal income tax can be fully offset by foreign tax credits. Currently, this policy is still in effect due to the limited foreign funds available for repatriation to the U.S.

Net operating loss carryforwards as of March 31, 1997 for federal and state tax purposes are approximately $10 million and $4 million, respectively, and begin expiring in fiscal years 2009 and 1999, respectively.

10.  NET DUE (TO) FROM RELATED PARTIES

Amounts due (to) from related parties are as follows (in thousands):

                                                March 31,  March 31,
                                                   1996      1997
                                                ---------  ---------
     Eastern Peripherals Limited                  $ 423     $ 171
     Modular Electronics Private Ltd.               (29)      (73)
     Tancom Electronics                             (49)      (96)
     Advance Technology Devices                     (39)     (113)
     Other, net                                     (33)       19
                                                  -----     -----
                                                  $ 273     $ (92)
                                                  -----     -----
                                                  -----     -----

11.  MINORITY INTEREST

On September 7, 1993, the holders of notes payable due from Ultra Tek in the amount of approximately $2.6 million contributed such amounts to Ultra Tek in exchange for Ultra Tek redeemable preference shares. The preference shares exchanged for the debt are non-voting shares, with an aggregate annual dividend amount of $33 ($0.00004 per share) per year, are mandatorily redeemable in 20 years and have a liquidation preference of approximately $2.6 million. Due to an agreement with the preference shareholders, these shares are redeemable at the option of the Company but do not have to be redeemed for 20 years. Early redemption of the shares prior to maturity can be accomplished only with the approval of a majority of the Company's outside directors. The full redemption amount is shown in the accompanying balance sheets as of March 31, 1996 and 1997 as minority interest.

12.  COMMITMENTS AND CONTINGENCIES

     A)   LEASES

     GSI leases its corporate headquarters from a related party under a three year operating lease which expires in January 2000. Ultra Tek leases certain factory premises from the Indian Government under operating leases which expire at various dates through October 2000. Another Company subsidiary leases its factory premises near Colombo, Sri Lanka under an operating lease which expires in March 1999. Future minimum payments under these and other various operating leases are as follows (in thousands):


          Year ending March 31:
          ---------------------
                 1998                                 250
                 1999                                 207
                 2000                                 125
                 2001                                  34
                 2002                                   5
                                                     ----
                                                     $621
                                                     ----
                                                     ----


     Gross rental expense for the years ended March 31, 1995, 1996 and 1997 was approximately $253,000, $204,000 and $214,000, respectively.

     B)   CAPITAL EXPENDITURES

     At March 31, 1996 and 1997, the Company had committed to spend approximately $100,000 and $36,000, respectively, under agreements to purchase property, plant and equipment.

     C)   PURCHASES

     At March 31, 1996 and 1997, open letters of credit for import of raw materials in the normal course of business amounted to approximately $133,000 and $113,000, respectively.

     D)   LITIGATION

     The Company is subject to lawsuits in the normal course of business. In the opinion of management and legal counsel to the Company, pending litigation will not result in a material loss to the Company.


     E)   CONTINGENCIES

     During fiscal year 1995, the Company's imports of computer components for final assembly and sale into the domestic tariff area (DTA) of India (outside the SEEPZ) came under investigation by the Indian customs authorities. As a result, Company inventories of $1,300,000 were seized by the authorities. On May 30, 1995, the authorities issued a notice to the Company alleging misdeclaration of purported imports of complete computer systems as imports of computer system components. The notice calls upon the Company to explain why the authorities should not (a) confiscate all the goods so imported, (b) levy additional duty of $1,175,000 (49,000,000 in Indian rupees) on the goods already sold into the DTA, and (c) take penal action against the Company under the law, which could result in a possible monetary penalty of $5,865,000 (245,000,000 in Indian Rupees).
     The Company paid an advance of $700,000 (20,000,000 in Indian rupees) against customs duty that may ultimately be levied by the authorities and recorded this amount in "cost of goods sold" in the accompanying statement of operations for the year ended March 31, 1995. During fiscal 1996, the authorities released the seized goods. However, because of difficulties encountered in re-exporting the goods and technological obsolescence, the entire amount of the seized goods has been included in the inventory reserve amounts discussed in Note 2 at March 31, 1997 (Inventories). No other penalties or expenses related to this government action have been incurred by the Company.

     In September 1997, the Indian customs authorities issued a "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of raw material in its inventories. The notice called upon the Company to explain why the authorities should not (a) impose duty of $616,000 (25,725,000 in Indian rupees) leviable on imported components which were alleged not accounted for in the terms of bond executed, (b) why penal action should not be initiated against the Company, and (c) why a penalty equal to the duty held to be leviable, $616,000 (25,725,000 in Indian rupees), in respect of unaccounted goods should not be imposed.

     In fiscal 1997, the Company came under investigation by the Indian Department of Revenue Intelligence (DRI) in connection with the import and export of certain components and goods used in the manufacture of power supplies and customer returns. The investigation focused on the alleged discrepancy noted between the physical stock records and books, in respect of the work-in-process inventory at March 31, 1996 and 1997 and customer returned product at March 31, 1992 through March 31, 1997. In May 1998, the DRI issued a "show cause" notice requesting that the Company explain why the DRI should not impose duties of approximately $615,000 (25,720,000 in Indian rupees). Penalties relating to the investigation, if any, have not yet been determined.

     The aggregate of threatened duties and penalties to the Company is approximately $8,400,000, exclusive of any penalties arising from the DRI investigation, using the Indian rupee translation rate at June 2, 1998. Although the Company is contesting the allegations of the authorities, the outcome of these matters is uncertain at this time. Accordingly, no additional provisions for any losses that may ultimately result have been made in these financial statements.

13.  RELATED PARTY TRANSACTIONS

The Company has substantial dealings with the following entities which are owned by or affiliated with Company shareholders. The net balances due from or to each such related party at March 31, 1996 and 1997 for sales, purchases, transfers, sharing of expenses, advances and borrowings are disclosed in Notes 10 and 11 above.

The amount of sales, purchases, transfers and sharing of expenses during the years ended March 31, 1995, 1996 and 1997 with each party are as follows (in thousands):


                                                            1995       1996      1997
ADVANCE TECHNOLOGY DEVICES
     BEGINNING BALANCE                                     $  13      $ (36)    $ (39)
          Product sales                                        -          -        1
          Purchase of raw materials                            -          -       (4)
          Charges for sharing common expenses               (163)         -        -
          Credits for sharing common expenses                  -         14        3
          Sale/(purchase) of assets                          (14)         -        -
          Translation adjustments to/(from) the Company        -          3        3
          Cash transfers (to)/from the Company               128        (20)     (77)
                                                           ---------------------------
     ENDING BALANCE                                          (36)       (39)    (113)
                                                           ---------------------------
EASTERN PERIPHERALS LTD.
     BEGINNING BALANCE                                       420        519      423
          Product Sales                                        2          -        -
          Purchase of raw materials                          (44)         -       (1)
          Charges for sharing common expenses               (709)      (233)     (16)
          Credits for sharing common expenses                  -          -        -
          Sale/(purchase) of assets                           (8)         9       (7)
          Translation adjustments to/(from) the Company        -          -       (3)
          Cash transfers (to)/from the Company               858        128     (225)
                                                           ---------------------------
     ENDING BALANCE                                          519        423      171
                                                           ---------------------------
GOLDEN COMPUTER LTD.
     BEGINNING BALANCE                                         -          3        1
          Product sales                                       64          -       (1)
          Cash transfers (to)/from the Company               (61)        (2)       -
                                                           ---------------------------
     ENDING BALANCE                                            3          1        -
                                                           ---------------------------
MAAZDA TRAVEL
     BEGINNING BALANCE                                         -        (13)     (10)
          Charges for travel agent services                 (126)       (81)     (36)
          Cash transfers (to)/from the Company               113         84       45
                                                           ---------------------------
     ENDING BALANCE                                          (13)       (10)      (1)
                                                           ---------------------------



                                                            1995       1996      1997
MODULAR ELECTRONICS PVT. LTD.
     BEGINNING BALANCE                                      (992)       (35)     (29)
          Purchase of raw materials                          (72)         -        -
          Credits for rework                                   3          -        -
          Charges for sharing common expenses                (27)        (3)       -
          Credits for sharing common expenses                  3          2        -
          Cash transfers (to)/from the Company             1,050          7      (44)
                                                           ---------------------------
     ENDING BALANCE                                          (35)       (29)     (73)
                                                           ---------------------------
RADICAL CONSULTANCY SERVICES
     BEGINNING BALANCE                                        (1)        (1)       -
          Credits for administrative services                  1          -        -
          Cash transfers (to)/from the Company                (1)         1        -
                                                           ---------------------------
     ENDING BALANCE                                           (1)         -        -
                                                           ---------------------------
RELIABLE CONSULTANCY SERVICES PVT. LTD.
     BEGINNING BALANCE                                        (2)       (11)       -
          Charges for sharing common expenses                (13)         -       (6)
          Credits for sharing common expenses                  -         11        4
          Cash transfers (to)/from the Company                 4          -        -
                                                           ---------------------------
     ENDING BALANCE                                          (11)         -       (2)
                                                           ---------------------------
SACHAM ELECTRONICS SERVICES PVT. LTD.
     BEGINNING BALANCE                                       (32)        11       10
          Credits for processing fees                         58          -        -
          Translation adjustments to/(from) the Company        -         (1)       -
          Cash transfers (to)/from the Company               (15)         -        -
                                                           ---------------------------
     ENDING BALANCE                                           11         10       10
                                                           ---------------------------
SDJ PARTNERS
     BEGINNING BALANCE                                        (8)       (10)       -
          Rent & utilities                                  (112)      (114)    (113)
          Cash transfers (to)/from the Company               110        124      113
                                                           ---------------------------
     ENDING BALANCE                                          (10)         -        -
                                                           ---------------------------
ST HOLDING PVT. LTD.
     BEGINNING BALANCE                                         -          -        -
          Charges for sharing common expenses                  -          -       (4)
                                                           ---------------------------
     ENDING BALANCE                                            -          -       (4)
                                                           ---------------------------
TANCOM ELECTRONICS
     BEGINNING BALANCE                                         -         (3)     (49)
          Sale of raw materials                                -          -        8
          Sale/(purchase) of assets                            -          -        6
          Charges for sharing common expenses                  -          -        -
          Credits for sharing common expenses                 73         90       89
          Translation adjustments to/(from) the Company        -         (4)       2
          Cash transfers (to)/from the Company               (76)      (132)    (152)
                                                           ---------------------------
     ENDING BALANCE                                           (3)       (49)     (96)
                                                           ---------------------------
TANDON (S) PVT. LTD.
     BEGINNING BALANCE                                      (139)         -        -
          Cash transfers from the Company                    139          -        -
                                                           ---------------------------
     ENDING BALANCE                                            -          -        -
                                                           ---------------------------
TANDON ASSOCIATES, INC. - NOTE RECEIVABLE
     BEGINNING BALANCE                                     1,115          -        -
          Cash transfers to the Company                   (1,115)         -        -
                                                           ---------------------------
     ENDING BALANCE                                            -          -        -
                                                           ---------------------------


                                                            1995       1996      1997
TANDON ASSOCIATES, INC.
     BEGINNING BALANCE                                         -          -       (8)
          Purchase of raw materials                          (13)         -        -
          Credits for outside services and expenditures       70        106      317
          Credits for sharing common expenses                  -          7       59
          Credits for research and development                 -         48       27
          Sale/(purchase) of assets                          (30)         -        -
          Cash transfers (to)/from the Company               (27)      (169)    (373)
                                                           ---------------------------
     ENDING BALANCE                                            -         (8)      22
                                                           ---------------------------
TANDON DATA SYSTEMS SERVICES LTD.
     BEGINNING BALANCE                                         -          -      (23)
          Purchase of software                                 -        (23)       -
          Cash transfers (to)/from the Company                 -          -       23
                                                           ---------------------------
     ENDING BALANCE                                            -        (23)       -
                                                           ---------------------------
TANDON MAGNETICS (I) PVT. LTD.
     BEGINNING BALANCE                                         -         (3)      (3)
          Charges for sharing common expenses                 (3)         -       (2)
                                                           ---------------------------
     ENDING BALANCE                                           (3)        (3)      (5)
                                                           ---------------------------
TANTEC MAGNETICS
     BEGINNING BALANCE                                        69          -        -
          Product sales                                        -        118       26
          Purchase of computers                                -          -      (18)
          Charges for sharing common expenses                  -          -       (1)
          Credits for sharing common expenses                  -          1        -
          Credits for outside services                         -         95       37
          Cash transfers (to)/from the Company               (69)      (214)     (45)
                                                           ---------------------------
     ENDING BALANCE                                            -          -       (1)
                                                           ---------------------------
TANDON MOTORS PRIVATE LTD.
     BEGINNING BALANCE                                         -          1        -
          Credits for sharing common expenses                  1          -        -
          Cash transfers (to)/from the Company                 -         (1)       -
                                                           ---------------------------
     ENDING BALANCE                                            1          -        -
                                                           ---------------------------
TSL HOLDINGS, INC.
     BEGINNING BALANCE                                         -          -        -
          Sale/(purchase) of assets                         (226)         -        -
          Cash transfers (to)/from the Company               226          -        -
                                                           ---------------------------
     ENDING BALANCE                                            -          -        -
                                                           ---------------------------
VEEMA HOLDINGS PVT. LTD.
     BEGINNING BALANCE                                        (1)         -        -
          Charges for lease of chairman's residence           (4)         -        -
          Cash transfers (to)/from the Company                 5          -        -
                                                           ---------------------------
     ENDING BALANCE                                            -          -        -
                                                           ---------------------------
TOTAL                                                      $ 422       $ 273    $ (92)
                                                           ---------------------------
                                                           ---------------------------

In fiscal 1995, the Company received $1,115,000 from Tandon Associates, Inc. as final payment on certain loans made by the Company to Tandon Associates. These loans occurred as a result of Ultra Tek fully utilizing its Indian lines of credit during fiscal years 1992 and 1993 and the Company had an inadequate operating history to obtain credit in the United States. The Tandon family supplemented the Company's working capital by advancing cash and by utilizing the working capital resources of, and credit available to, Tandon Associates, Modular Electronics and other family-owned entities. At March 31, 1993, cash in the amount of $2,621,385 had been advanced to Ultra Tek by M. L. Tandon and certain Indian persons and entities affiliated with
M. L. Tandon. In addition, Tandon Associates, which had trade credit available from its vendors, purchased certain raw materials for resale to Ultra Tek and Modular Electronics so that they could manufacture products for sale to the Company. Sales of these raw materials resulted in accounts payable from Ultra Tek and Modular Electronics to Tandon Associates.

Because of its outstanding receivable balances from Ultra Tek and Modular Electronics, Tandon Associates suffered a cash shortage. As the Company received collections on its rapidly growing sales, it made a series of loans to Tandon Associates, which in turn allowed Tandon Associates to pay down enough of its credit balances with third-party vendors so that it could continue to make purchases of materials on credit for sale to Ultra Tek and Modular Electronics.

A portion of the proceeds of the initial public offering in fiscal year 1993 were used to repay the accounts payable resulting from the series of transactions described above. Ultra Tek, with those funds and additional working capital resulting from the initial public offering, and Modular Electronics, with the payment received from the Company, paid a portion of their accounts payable to Tandon Associates. As a condition to these payments, Tandon Associates committed, in turn, to repay its loan from the Company.

In fiscal year 1996, Tandon Associates repaid the Company $169,000 for expenses incurred by the Company's Singapore subsidiary and certain research and development and administrative expenses incurred by the Company for the benefit of Tandon Associates.

The Company believes that related party transactions are at amounts and terms which approximate market. The headquarters facility lease is at the cost of comparable office and warehouse space at the time the lease was negotiated and utilities are at cost. Charges and credits for common expenses and administrative services are at approximate cost and the transfer of assets is at net book value which approximates market value. The purchase of travel services is at competitive prices and the purchase of computer supplies is at cost plus a five percent mark-up to cover administrative costs. The sale of Company product is at estimated market price.

14.  FOREIGN OPERATIONS

The Company operates principally in three geographic areas: the United States, Europe, and Asia. The following is a summary of information by areas as of and for the years ended March 31, 1997, 1996 and 1995 (in thousands):


1997
----
                                       United
                                       States    Europe      Asia     Total
                                      -------    ------     -----     -----
Sales originating from . . . . . .   $  2,329   $     -  $    239  $  2,568
Loss from operations . . . . . . .      1,944       830     8,471    11,245
Identifiable assets. . . . . . . .      1,699        42     2,414     4,155


                                       United
1996                                   States    Europe      Asia     Total
----                                  -------    ------     -----     -----
Sales originating from . . . . . .    $16,750     $   - $     64   $16,814
Loss from operations . . . . . . .      1,402        50     2,368     3,820
Identifiable assets. . . . . . . .        490        19    13,974    14,483

                                       United
1995                                   States    Europe      Asia     Total
----                                   -------    ------     -----     -----
Sales originating from . . . . . .  $  20,465   $    -     $4,074   $24,539
Loss from operations . . . . . . .     11,718        -      1,332    13,050
Identifiable assets. . . . . . . .      4,053        4     18,592    22,649


The Company exported approximately 11 percent, 47 percent, and 30 percent of its total sales in the years ending 1997, 1996 and 1995, respectively. These exports are primarily to foreign subsidiaries of U. S. companies.

DOMESTIC VERSUS EXPORT SALES

                                                                                       Export
                                                                     --------------------------------------
                                                                     European                     All Other
                                                      Domestic       Community       Asia            Areas      Total
                                                      --------       ---------      ------           -----      -----
1997 Sales to unaffiliated customers............       $ 2,047        $   192        $   81         $     9    $  2,329
1996 Sales to unaffiliated customers............       $ 8,916        $ 4,152        $1,329         $ 2,353    $ 16,750
1995 Sales to unaffiliated customers............       $13,179        $ 2,766        $4,574         $   (54)   $ 20,465
