Form 10-Q
period 1997-06-30
GOLDEN SYSTEMS INC
filed 1998-09-21
CIK 911876

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

              /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                          FOR THE QUARTERLY PERIOD ENDED
                                   JUNE 30, 1997

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

                         ---------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:  YES               NO    X
                                        -------          -------

AS OF JULY 31, 1998, THERE WERE 5,299,998 SHARES OF NO PAR VALUE COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    INDEX LISTING
--------------------------------------------------------------------------------


                                                                           Page
                                                                          Number
                                                                          ------
                                       PART I
                               FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

          Consolidated Balance Sheets as of June 30, 1997 (unaudited)
          and March 31, 1997.                                                1

          Consolidated Statements of Operations (unaudited) for the three
          months ended June 30, 1997 and June 30, 1996.                      2

          Consolidated Statements of Cash Flows (unaudited) for the three
          months ended June 30, 1997 and June 30, 1996.                      3

          Notes To Consolidated Financial Statements (Unaudited).            4-6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.                                             7-9


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.        9




                                     PART II
                                OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                                   10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                  10



                                   SIGNATURES

SIGNATURES                                                                   11


                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                GOLDEN SYSTEMS, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (in thousands)


                                                June 30, 1997     March 31, 1997
                                                -------------    ---------------
                                                 (unaudited)
                                   ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                       $156             $1,363
    Restricted cash balances                          33                 29
    Accounts receivable, net of allowances           193                233
    Inventories                                    1,497              1,272
    Prepaid expenses and other current assets        293                338
                                                 ---------          ----------
         Total current assets                      2,172              3,235
                                                 ---------          ----------

PROPERTY, PLANT AND EQUIPMENT,
   at cost, net of accumulated depreciation          657                920

                                                 ---------          ----------
                                                  $2,829             $4,155
                                                 ---------          ----------
                                                 ---------          ----------


                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                        $8,044             $7,835
     Accounts payable                              3,367              3,407
     Note payable under Recapitalization Plan      1,873              1,873
     Net due to related parties                       66                 92
     Notes payable                                   928                914
     Accrued liabilities                           1,750              1,603
                                                 ---------          ----------
         Total current liabilities                16,028             15,724
                                                 ---------          ----------

COMMITMENTS AND CONTINGENCIES
(Note 4)

MINORITY INTEREST                                  2,599              2,599

SHAREHOLDERS' EQUITY
    Common Stock                                  16,405             16,405
    Retained earnings (deficit)                  (31,975)           (30,370)
    Cumulative translation adjustments              (228)              (203)
                                                 ---------          ----------
           Total shareholders' equity (deficit)  (15,798)           (14,168)
                                                 ---------          ----------
                                                  $2,829             $4,155
                                                 ---------          ----------
                                                 ---------          ----------


                                GOLDEN SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)
                                    (unaudited)


                                                       Three Months Ended
                                                -------------------------------

                                                June 30, 1997     June 30, 1996
                                                -------------     -------------
NET SALES                                        $   314            $   630

COST OF GOODS SOLD                                   497              1,135
                                                -------------     -------------
  Gross Loss                                        (183)              (505)
                                                -------------     -------------


OPERATING EXPENSES:
  Selling, general and administration                623                727
  Research and development                           348                 46
                                                -------------     -------------
                                                     971                773

                                                -------------     -------------
    Operating Loss                                (1,154)            (1,278)
                                                -------------     -------------


OTHER INCOME (EXPENSE):
  Interest expense                                  (436)              (307)
  Foreign currency transaction gains (losses)          4                (99)
  Litigation settlement                              ---                429
  Other income (expense)                             (18)                46
                                                -------------     -------------
                                                    (450)                69
                                                -------------     -------------
    Loss before provision for
        income taxes                              (1,604)            (1,209)

PROVISION FOR INCOME TAXES                             1              ---

                                                -------------     -------------
NET LOSS                                         $(1,605)           $(1,209)
                                                -------------     -------------
                                                -------------     -------------

NET LOSS PER SHARE                                $(0.30)            $(0.27)
                                                -------------     -------------
                                                -------------     -------------


WEIGHTED AVERAGE NUMBER OF
     OUTSTANDING SHARES                            5,300              4,450
                                                -------------     -------------
                                                -------------     -------------


                                GOLDEN SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)


                                                                           Three Months Ended
                                                                      --------------------------------

                                                                      June 30, 1997      June 30, 1996
                                                                      -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(1,605)            $(1,209)
Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
     Depreciation and amortization expense                                    59                 191
     Provision for losses on accounts receivable                              10                  12
     Provision for losses on inventories                                      15                  15
     Loss on disposition of property and equipment                            25               ---
     Decrease (increase) in:
          Accounts receivable                                                 30                 445
          Inventories                                                       (240)                901
          Prepaid expenses and other current assets                           45                 185
     Increase (decrease) in:
          Accounts payable                                                   (40)                488
          Accrued liabilities                                                147                (120)
                                                                      -------------      --------------
               Net cash provided by (used in) operating activities        (1,554)                908
                                                                      -------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                              (16)              ---
     Proceeds from the sale of property and equipment                        195                 165
     Restricted cash                                                          (4)                840
                                                                      -------------      --------------
               Net cash provided by (used in) investing activities           175               1,005
                                                                      -------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net of repayments                                209              (1,598)
     Borrowings under notes payable                                           14                 234
     Net change in related party balances                                    (26)                (10)
                                                                      -------------      --------------
               Net cash provided by (used in) financing activities           197              (1,374)
                                                                      -------------      --------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                                 (25)               (272)
                                                                      -------------      --------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                       (1,207)                267

CASH & CASH EQUIVALENTS, beginning of period                               1,363                 684
                                                                      -------------      --------------
CASH & CASH EQUIVALENTS, end of period                                      $156                $951
                                                                      -------------      --------------
                                                                      -------------      --------------


                                GOLDEN SYSTEMS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 1.   GENERAL

          In management's opinion, all adjustments, which are necessary for a fair presentation of financial condition and results of operations, are reflected in the accompanying interim consolidated financial statements. All
such adjustments are of a normal recurring nature.   All amounts are unaudited,
except the March 31, 1997 balance sheet. This report should be read in conjunction with the audited consolidated financial statements, notes, and disclosures presented in the Company's 1997 Annual Report on Form 10-K. Footnotes and other disclosures which would substantially duplicate the disclosures in the Company's audited financial statements for fiscal year 1997 contained in the Company's 1997 Annual Report on Form 10-K, have been omitted. The interim financial information herein is not necessarily representative of operations for a full year.

NOTE 2.   RISKS AND BASIS OF PRESENTATION

     Results of operations for quarter ended June 30, 1997 have been determined assuming that the Company will continue as a going concern. However, the Company is currently facing significant issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized as follows:

     - At June 30, 1997, the Company had outstanding amounts due to four separate Indian lenders in the amount of $8,548,000, all of which are currently in default. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $7,756,000. At June 30, 1998, the amount due to the banks was approximately $7.6 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

     - In fiscal 1995, Ultra Tek's importing of computer components into India came under investigation by the Indian customs authorities. In September 1997, the Indian customs authorities issued a separate "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of imported raw material in its inventories. In fiscal 1997, Ultra Tek came under the investigation of the Indian Department of Revenue Intelligence concerning the import and export of certain components used in the manufacture of power supplies and customer returned product. Subsequently, a separate "show cause" notice was issued requesting explanation of why duties should not be assessed. The above governmental allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of $8.4 million and penal action being initiated against Ultra Tek. Penalties relating to the DRI investigation, if any, have not yet been determined. The Company is contesting these allegations, but currently, the matters are unresolved and the outcomes uncertain.

     - The Company has incurred significant losses from operations over the past three fiscal years and quarter ended June 30, 1997; has lost its two main historical customers, which has significantly impacted its revenues; and at June 30, 1997, had a shareholders' deficit of $15.8 million. During fiscal 1998, the Company continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

Due to the significance of these factors in the Company's financial statements at June 30, 1997, all assets have been stated at their estimated realizable values. Costs of resolving the contingencies noted above or settling amounts due to Indian banks or Company creditors have not been recorded as management is currently unable to estimate these amounts. Accounts receivable and inventories were valued at their subsequently realized amounts (inventories at cost), and property, plant and equipment were valued based on estimates by management and in accordance with the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.


NOTE 3.   INVENTORIES

     Inventories are valued at the lower of cost (first in, first out) or market. Cost includes cost of material, freight and manufacturing overhead. Inventories consist of the following (in thousands):


                                     June 30, 1997          March 31, 1997
                                    --------------         ----------------
 Raw materials                            $  945                 $1,237
 Work-in-progress                            304                     30
 Finished goods                              248                      5
                                    --------------         ----------------
                                          $1,497                 $1,272
                                    --------------         ----------------
                                    --------------         ----------------


NOTE 4.   COMMITMENTS AND CONTINGENCIES

     A)   LEASES

     GSI leases its corporate headquarters from a related party under a three year operating lease which expires in January 2000. Ultra Tek leases certain factory premises from the Indian Government under operating leases which expire at various dates through October 2000. Another Company subsidiary leases its factory premises near Colombo, Sri Lanka under an operating lease which expires in March 1999. This subsidiary was sold in the fourth quarter of fiscal 1998 to a related party and accordingly, lease commitments for this company are presented for the period up to the date of sale. Future minimum payments under these and other various operating leases are as follows (in thousands):



          Year ending March 31:
          ---------------------
               1998 (nine months)                  $ 182
               1999                                  183
               2000                                  111
               2001                                   23
               2002                                    1
                                                    ------
                                                   $ 500
                                                    ------
                                                    ------


     B)   LITIGATION

     The Company is subject to lawsuits in the normal course of business. In the opinion of management and legal counsel to the Company, pending litigation will not result in a material loss to the Company.

     C)   CONTINGENCIES

     During fiscal year 1995, the Company's imports of computer components for final assembly and sale into the domestic tariff area (DTA) of India (outside the SEEPZ) came under investigation by the Indian customs authorities. As a result, Company inventories of $1,300,000 were seized by the authorities. On May 30, 1995, the authorities issued a notice to the Company alleging misdeclaration of purported imports of complete computer systems as imports of computer system components. The notice calls upon the Company to explain why the authorities should not (a) confiscate all the goods so imported, (b) levy additional duty of $1,175,000 (49,000,000 in Indian rupees) on the goods already sold into the DTA, and (c) take penal action against the Company under the law, which could result in a possible monetary penalty of $5,865,000 (245,000,000 in Indian Rupees).
     The Company paid an advance of $700,000 (20,000,000 in Indian rupees) against customs duty that may ultimately be levied by the authorities and recorded this amount in "cost of goods sold" in fiscal 1995. During fiscal 1996, the authorities released the seized goods. However, because of difficulties encountered in re-exporting the goods and technological obsolescence, the entire amount of the seized goods has been included in the inventory reserve amounts at June 30, 1997. No other penalties or expenses related to this government action have been incurred by the Company.

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

                                GOLDEN SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

     Any forward looking statements made in this Form 10-Q report involve risks and uncertainties. The Company's future financial results could differ materially from those anticipated due to the Company's dependence on conditions in the electronics industry, level of consumer demand for products containing the Company's power supply components, competitive pricing pressures, technology and product development risks and uncertainties, product performance, increasing consolidation of customers and suppliers in the electronics industry, and other factors beyond the Company's control.

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

     The Company implemented a program to overcome its cash difficulties by reducing inventory, cost reductions, organizational restructuring, price increases, volume growth and more favorable payment terms from the Company's existing customers. While a number of elements of that program have been successfully implemented, the Company has not been able to generate anticipated amounts of cash from inventory reduction and, to date, has had only limited success in its efforts to resell any significant number of units of the reworked rejected product. In addition, the Company has not been successful, to date, in building its sales volumes to its existing customers or to new customers. While the Company has implemented a plan to transition its business focus to power supplies for products that are less price sensitive and therefore provide a greater opportunity to develop positive profit margins, there can be no assurance that the Company will have the resources to carry out its plan and, even if the resources are available, that the Company will be able to successfully develop the necessary customer relationships and obtain the product contracts to continue to operate its business.

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

     In summary, the Company suffered a considerable decline in cash flow during the three fiscal years ended March 31, 1997 and during the quarter ended June 30, 1997. At June 30, 1997, the Company had negative working capital of $13,856,000 and a retained deficit of $31,975,000. Subsequent to June 30, 1997, the Company continues to experience negative cash flow as a result of continuing losses and working capital required to ramp-up production in India. While current action is being taken to develop a viable operating plan to increase sales and renegotiate the terms of certain short-term obligations with certain Indian banks, there can be no assurance that any of these actions will be successfully completed.

     FIRST QUARTER OF FISCAL YEAR 1998

     Sales for the three months ended June 30, 1997 were $314,000 compared to $630,000 for the same quarter in the prior year. This decrease in sales of 50% is due principally to the continuing adverse effects of the product returns in the third quarter of fiscal year 1995 by the Company's then major customer.

     Gross loss on first quarter sales was $183,000 compared to a gross loss of $505,000 for the first quarter in fiscal year 1997. Significant losses continue at the gross margin level because of the major decline in manufacturing capacity utilization which has resulted in significant unabsorbed direct manufacturing overhead.

     Selling, general and administrative expenses for the first quarter of fiscal year 1998 were $623,000 compared to $727,000 or a decline of 14%. This decrease is due to the Company's continuing efforts to reduce costs and the adoption in fiscal year 1997 of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). As a result of implementing SFAS 121 at the end of fiscal year 1997, property, plant and equipment was recorded at estimated realizable value, which has reduced the amount of depreciation in selling, general and administrative expense in the quarter ended June 30, 1997.

     Research and development expenses for the current quarter were $348,000 as compared to $46,000 for the first quarter of fiscal year 1997. This significant increase resulted from the Company's decision to establish a product research and development facility in Scotland.

     Interest expense for the first quarter of fiscal year 1998 was $436,000 as compared to $307,000 for the same quarter in the prior fiscal year. This increase of 42% is due to higher punitive interest rates being charged by the Indian banks on unsecured overdrafts that are currently delinquent and interest on the note payable under the Recapitalization Plan, which closed on March 31, 1997.

     Foreign currency transaction losses were significantly higher during the three months ended June 30, 1996 vs. a small gain during the quarter ended June 30, 1997 because of a significant decline in the value of the Indian rupee in relation to the U. S. dollar in the prior fiscal period. This loss resulted primarily from obligations of Ultra Tek, which are payable in U. S. dollars.

     The litigation settlement income in the quarter ended June 30, 1996, resulted from a contract settlement in that period with no similar event occurring in the first quarter of fiscal 1998.

     Other income (expense) in the first quarter of fiscal 1998 was $(18,000) compared to $46,000 for the same period in fiscal 1997 because of the decline in cash balances which caused interest income to decline and nonrecurring miscellaneous scrap sales and product development fees realized during the first quarter of fiscal 1997. The Company also incurred a $25,000 loss on the sale of equipment during the quarter ended June 30, 1997.

     Net loss for the first quarter ended June 30, 1997 was $1,605,000 compared to a net loss of $1,209,000 for the same period in the prior year. The significant reasons for the loss increase are set forth in the foregoing discussion.


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     During the three months ended June 30, 1997 the Company used $1,554,000 in cash in operating activities. The major use of this cash is due to the net loss from operations.

     INVESTING ACTIVITIES

     Cash provided by investing activities during the first quarter of fiscal year 1998 was $175,000 due primarily to the disposition of certain equipment.

     FINANCING ACTIVITIES

     Cash provided in the first quarter of fiscal year 1998 from financing activities aggregated $197,000. The primary factor contributing to this amount relates to a net increase in borrowings totaling $209,000 resulting from the accrual of interest on outstanding debt in India. This was partially offset by a net decrease of $26,000 in the related party account payable balances.

     For the quarter ended June 30, 1997, the Company used $1,207,000 in cash, reducing the $1,363,000 cash balance at the beginning of the period to $156,000 at June 30, 1997. At July 31, 1998 the Company had a cash balance of $189,000. Outside of related party financing, the Company has identified no viable source of financing. While current actions are being taken to implement a viable operating plan to increase sales, renegotiate the terms of certain short-term obligations with three Indian banks and raise additional capital, there can be no assurance that any of these actions will be successfully completed.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Inapplicable.

                            PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          At June 30, 1997, the Company had outstanding amounts due to four separate Indian lenders in the amount of $8,548,000, all of which are currently in default because of nonpayment of principal. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $7,756,000. At June 30, 1998, the amount due to the banks was approximately $7.6 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS

                    Exhibit 27.  Financial Data Sheet

          (b)  REPORTS ON FORM 8-K

                    No reports on Form 8-K were filed during the three month
               period ended June 30, 1997.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       GOLDEN SYSTEMS, INC.





                                   By: /s/ Jawahar L. Tandon
                                       ----------------------------
                                       Jawahar L. Tandon
                                       CHIEF EXECUTIVE OFFICER
                                       (DULY AUTHORIZED OFFICER OF THE
                                       REGISTRANT)




                                   By: /s/ Harvey A. Marsh
                                       -----------------------------
                                       Harvey A. Marsh
                                       VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                       (DULY AUTHORIZED OFFICER OF THE
                                       REGISTRANT)



                                   Date: September 21, 1998
                                        ---------------------------