Form 10-Q
period 1997-09-30
GOLDEN SYSTEMS INC
filed 1998-09-21
CIK 911876

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

               /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE QUARTERLY PERIOD ENDED
                                 SEPTEMBER 30, 1997

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

                ---------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:  YES          NO   X
                                        -----       -----

AS OF JULY 31, 1998, THERE WERE 5,299,998 SHARES OF NO PAR VALUE COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    INDEX LISTING

--------------------------------------------------------------------------------


                                                                           Page
                                                                          Number
                                                                          ------
                                       PART I
                               FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.

          Consolidated Balance Sheets as of September 30, 1997 (unaudited)
          and March 31, 1997.                                               1

          Consolidated Statements of Operations (unaudited) for the three months and six months ended September 30, 1997 and September 30,
          1996.                                                             2

          Consolidated Statements of Cash Flows (unaudited) for the six
          months ended September 30, 1997 and September 30, 1996.           3

          Notes To Consolidated Financial  Statements (Unaudited).          4-6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.                                            7-10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.       10


                                      PART II
                                 OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.                                    11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                 11


                                      SIGNATURES

SIGNATURES                                                                  12



                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                GOLDEN SYSTEMS, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                               Sept. 30, 1997   March 31, 1997
                                               --------------  ---------------
                                                   (unaudited)
                                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $4           $1,363
  Restricted cash balances                                 23               29
  Accounts receivable, net of allowances                  506              233
  Inventories                                             994            1,272
  Prepaid expenses and other current assets               210              338
                                               --------------  ---------------
     Total current assets                               1,737            3,235
                                               --------------  ---------------

PROPERTY, PLANT AND EQUIPMENT,
  at cost, net of accumulated depreciation                576              920

                                               --------------  ---------------
                                                       $2,313           $4,155
                                               --------------  ---------------
                                               --------------  ---------------


                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                $8,373           $7,835
  Accounts payable                                      3,276            3,407
  Note payable under Recapitalization Plan              1,873            1,873
  Net due to related parties                              888               92
  Notes payable                                           909              914
  Accrued liabilities                                   1,821            1,603
                                               --------------  ---------------
     Total current liabilities                         17,140           15,724
                                               --------------  ---------------

COMMITMENTS AND CONTINGENCIES
(Note 4)

MINORITY INTEREST                                       2,599            2,599

SHAREHOLDERS' EQUITY
  Common Stock                                         16,405           16,405
  Retained earnings (deficit)                         (33,667)         (30,370)
  Cumulative translation adjustments                     (164)            (203)
                                               --------------  ---------------
     Total shareholders' equity (deficit)             (17,426)         (14,168)
                                               --------------  ---------------
                                                       $2,313           $4,155
                                               --------------  ---------------
                                               --------------  ---------------


                                GOLDEN SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)
                                    (unaudited)


                                              Three Months Ended                Six Months Ended
                                       -------------------------------   ------------------------------
                                       Sept. 30, 1997   Sept. 30, 1996   Sept. 30,1997   Sept. 30, 1996
                                       --------------   --------------   -------------   --------------
NET SALES                                        $827             $444          $1,141           $1,074

COST OF GOODS SOLD                              1,186              495           1,684            1,630
                                       --------------   --------------   -------------   --------------

  Gross Loss                                     (359)             (51)           (543)            (556)
                                       --------------   --------------   -------------   --------------


OPERATING EXPENSES:
  Selling, general and administration             498              708           1,121            1,435
  Research and development                        377              206             725              251
                                       --------------   --------------   -------------   --------------
                                                  875              914           1,846            1,686

                                       --------------   --------------   -------------   --------------
    Operating Loss                             (1,234)            (965)         (2,389)          (2,242)
                                       --------------   --------------   -------------   --------------

OTHER INCOME (EXPENSE):
  Interest expense                               (446)            (464)           (882)            (771)
  Foreign currency transaction losses             (13)             (94)             (8)            (193)
  Litigation settlement                           ---              ---             ---              429
  Other income (expense)                            1               94             (17)             139
                                       --------------   --------------   -------------   --------------
                                                 (458)            (464)           (907)            (396)
                                       --------------   --------------   -------------   --------------
    Loss before provision for
        income taxes                           (1,692)          (1,429)         (3,296)          (2,638)
                                       --------------   --------------   -------------   --------------

PROVISION FOR INCOME TAXES                        ---              ---               1              ---

                                       --------------   --------------   -------------   --------------
NET LOSS                                      $(1,692)         $(1,429)        $(3,297)         $(2,638)
                                       --------------   --------------   -------------   --------------
                                       --------------   --------------   -------------   --------------

NET LOSS PER SHARE                             $(0.32)          $(0.32)         $(0.62)          $(0.59)
                                       --------------   --------------   -------------   --------------
                                       --------------   --------------   -------------   --------------

WEIGHTED AVERAGE NUMBER OF
  OUTSTANDING SHARES                            5,300            4,450           5,300            4,450
                                       --------------   --------------   -------------   --------------
                                       --------------   --------------   -------------   --------------

                                GOLDEN SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)


                                                                     Six Months Ended
                                                             -------------------------------

                                                             Sept. 30, 1997   Sept. 30, 1996
                                                             --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(3,297)          $(2,638)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating activities:
  Depreciation  and amortization expense                              133               133
  Provision for losses on accounts receivable                          61               204
  Provision for losses on inventories                                  30                30
  Loss on disposition of property and equipment                        25                --
  Decrease (increase) in:
    Accounts receivable                                              (334)              351
    Inventories                                                       248               952
    Prepaid expenses and other current assets                         128               398
  Increase (decrease) in:
    Accounts payable                                                 (131)                7
    Accrued liabilities                                               218                74
                                                             --------------   --------------
      Net cash used in operating activities                        (2,919)             (489)
                                                             --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                           (18)               --
 Proceeds from sale of property and equipment                         192               235
 Restricted cash                                                        6               849
                                                             --------------   --------------
      Net cash provided by investing activities                       180             1,084
                                                             --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Short-term borrowings, net of repayments                             538            (1,314)
 Borrowings under notes payable                                        (5)              301
 Net change in related party balances                                 796                62
                                                             --------------   --------------
      Net cash provided by (used in) financing activities           1,329              (951)
                                                             --------------   --------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                           51                25

                                                             --------------   --------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                (1,359)             (331)

CASH & CASH EQUIVALENTS, beginning of period                        1,363               684

                                                             --------------   --------------
CASH & CASH EQUIVALENTS, end of period                                 $4              $353
                                                             --------------   --------------
                                                             --------------   --------------

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

NOTE 2.   RISKS AND BASIS OF PRESENTATION

     Results of operations for the quarter and six months ended September 30, 1997 have been determined assuming that the Company will continue as a going concern. However, the Company is currently facing significant issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized as follows:

     - At September 30, 1997, the Company had outstanding amounts due to four separate Indian lenders in the amount of $8,866,000, all of which are currently in default. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $8,075,000. At June 30, 1998, the amount due was approximately $7.6 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

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

     - The Company has incurred significant losses from operations over the past three fiscal years and for the six months ended September 30, 1997; has lost its two main historical customers, which has significantly impacted its revenues; and at September

          30, 1997, had a shareholders' deficit of $17.4 million. During fiscal 1998, the Company continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

Due to the significance of these factors in the Company's financial statements at September 30, 1997, all assets have been stated at their estimated realizable values. Costs of resolving the contingencies noted above or settling amounts due to Indian banks or Company creditors have not been recorded as management is currently unable to estimate these amounts. Accounts receivable and inventories were valued at their subsequently realized amounts (inventories at cost), and property, plant and equipment were valued based on estimates by management and in accordance with the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.


NOTE 3.   INVENTORIES

     Inventories are valued at the lower of cost (first in, first out) or market. Cost includes cost of material, freight and manufacturing overhead. Inventories consist of the following (in thousands):


                                           September 30, 1997     March 31, 1997
                                           ------------------     --------------
              Raw materials                            $  651             $1,237
              Work-in-progress                            198                 30
              Finished goods                              145                  5
                                           ------------------     --------------
                                                       $  994             $1,272
                                           ------------------     --------------
                                           ------------------     --------------

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


          YEAR ENDING MARCH 31:
          ---------------------
               1998 (six months)                            118
               1999                                         181
               2000                                         109
               2001                                          23
               2002                                           1
                                                            ---
                                                           $432
                                                           ----
                                                           ----

     B)   LITIGATION

     The Company is subject to lawsuits in the normal course of business. In the opinion of management and legal counsel to the Company, pending litigation will not result in a material loss to the Company.

     C)   CONTINGENCIES

     During fiscal year 1995, the Company's imports of computer components for final assembly and sale into the domestic tariff area (DTA) of India (outside the SEEPZ) came under investigation by the Indian customs authorities. As a result, Company inventories of $1,300,000 were seized by the authorities. On May 30, 1995, the authorities issued a notice to the Company alleging misdeclaration of purported imports of complete computer systems as imports of computer system components. The notice calls upon the Company to explain why the authorities should not (a) confiscate all the goods so imported, (b) levy additional duty of $1,175,000 (49,000,000 in Indian rupees) on the goods already sold into the DTA, and (c) take penal action against the Company under the law, which could result in a possible monetary penalty of $5,865,000 (245,000,000 in Indian Rupees).
     The Company paid an advance of $700,000 (20,000,000 in Indian rupees) against customs duty that may ultimately be levied by the authorities and recorded this amount in "cost of goods sold" in fiscal 1995. During fiscal 1996, the authorities released the seized goods. However, because of difficulties encountered in re-exporting the goods and technological obsolescence, the entire amount of the seized goods has been included in the inventory reserve amounts at September 30, 1997. No other penalties or expenses related to this government action have been incurred by the Company.

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

     In summary, the Company suffered a considerable decline in cash flow during the three fiscal years ended March 31, 1997 and during the six months ended September 30,

1997. At September 30, 1997, the Company had negative working capital of $15,403,000 and a retained deficit of $33,667,000. Subsequent to September 30, 1997, the Company continues to experience negative cash flow as a result of continuing losses and a ramp-up of production in India. While current action is being taken to develop a viable operating plan to increase sales and renegotiate the terms of certain short-term obligations with certain Indian banks, there can be no assurance that any of these actions will be successfully completed.

     SECOND QUARTER OF FISCAL YEAR 1998

     Sales for the three months ended September 30, 1997 were $827,000 compared to $444,000 for the same quarter in the prior year. This increase in sales of 86% is due principally to the receipt of orders from two new customers for power supplies and adapters.

     Gross loss on second quarter sales was $359,000 compared to a gross loss of $51,000 for the second quarter in fiscal year 1997. Significant losses continue at the gross margin level because of the major decline in manufacturing capacity utilization which has resulted in significant unabsorbed direct manufacturing overhead. The increase in the gross loss when compared to the prior period is due primarily to production start-up costs incurred as a ramp-up in production commenced.

     Selling, general and administrative expenses for the second quarter of fiscal year 1998 were $498,000 compared to $708,000 or a decline of 30%. This decrease is due to the Company's continuing efforts to reduce costs and the adoption in fiscal year 1997 of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). As a result of implementing SFAS 121 at the end of fiscal year 1997, property, plant and equipment was recorded at estimated realizable value, which has reduced the amount of depreciation in selling, general and administrative expense in the quarter ended September 30, 1997.

     Research and development expenses for the current quarter were $377,000 as compared to $206,000 for the second quarter of fiscal year 1997 or an 83% increase. This increase resulted from the Company's decision to consolidate and build-up a product research and development facility in Scotland.

     Interest expense of $446,000 for the three months ended September 30, 1997 was essentially the same as the comparable quarter in 1996. Interest expense continues to be significant because of the Company's inability to make principal payments due to its liquidity crisis.

     Foreign currency transaction losses declined significantly during the three months ended September 30, 1997, because of the deceleration of the decline in the value of the Indian rupee in relation to the U. S. dollar during the same period in the prior year. These losses result primarily from obligations of Ultra Tek which are payable in U. S. dollars.

     Other income declined from $94,000 for the second quarter in fiscal 1997 to $1,000 for the current quarter, due to interest earned on cash balances and a gain on the sale of equipment in fiscal 1997.

     Net loss for the second quarter ended September 30, 1997 was $1,692,000 compared to a net loss of $1,429,000 for the same period in the prior year. The significant reasons for the loss increase are set forth in the foregoing discussion.

     SIX MONTHS OF FISCAL YEAR 1998

     For the six months ended September 30, 1997, net sales, cost of goods sold and gross loss did not change materially from the same period in fiscal 1997.

     Selling, general and administrative expenses for the first half of fiscal 1998 were $1,121,000 compared to $1,435,000 for the same period in fiscal 1997, a decline of 22%. As previously stated, this change is the result of continuing efforts to reduce costs and the adoption of SFAS 121.

     Research and development expenses for the first half of fiscal 1998 were $725,000 compared to $251,000, an increase of 189%. As explained for the quarter, this increase resulted from the Company's decision to consolidate and build-up a product research and development facility in Scotland.

     Interest expense for the six months ended September 30, 1997 was $882,000 compared to $771,000 for the comparable period for the prior year. This 14% increase was due to higher punitive interest rates in the first quarter of fiscal 1998 related to unpaid unsecured bank overdrafts in India.

     Foreign currency transaction losses declined significantly during the six months ended September 30, 1997, because of the deceleration of the decline in the value of the Indian rupee in relation to the U. S. dollar during the same period in the prior year. These losses result primarily from obligations of Ultra Tek which are payable in U. S. dollars.

     The litigation settlement income in the six month period ended September 30, 1996, resulted from a contract settlement in that period with no similar event occurring in fiscal 1998. Other income in the first half of fiscal 1998 was $(17,000) compared to $139,000 for the same period in fiscal 1997 because of the decline in cash balances which caused interest income to decline, a gain on the sale of equipment in fiscal 1997 which did not recur in fiscal 1998 and nonrecurring miscellaneous scrap sales and product development fees realized in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     During the six months ended September 30, 1997 the Company used $2,919,000 in cash in operating activities. The major use of this cash is due to the net loss from operations.

     INVESTING ACTIVITIES

     Cash provided by investing activities during the first half of fiscal year 1998 was $180,000 due primarily to the disposition of certain equipment.

     FINANCING ACTIVITIES

     Cash provided in the first half of fiscal year 1998 from financing activities aggregated $1,329,000. The primary factors contributing to this amount relates to a net increase in short-term borrowings totaling $538,000 resulting primarily from the accrual of interest on outstanding debt in India and Tandon family loans to the Company aggregating $726,000 at September 30, 1997, which loans are payable on demand with interest at 12% per annum.

     For the six months ended September 30, 1997, the Company used $1,359,000 in cash, reducing the $1,363,000 cash balance at the beginning of the period to $4,000 at September 30, 1997. At July 31, 1998 the Company had a cash balance of $189,000. Outside of related party financing, the Company has identified no viable source of financing. While current actions are being taken to implement a viable operating plan to increase sales, renegotiate the terms of certain short-term obligations with three Indian banks and raise additional capital, there can be no assurance that any of these actions will be successfully completed.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Inapplicable

                            PART II -- OTHER INFORMATION



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          At September 30, 1997, the Company had outstanding amounts due to four separate Indian lenders in the amount of $8,866,000, all of which are currently in default because of non-payment of principal. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $8,075,000. At June 30, 1998, the amount due was approximately $7.6 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

                    Exhibit 27.  Financial Data Sheet

          (b)  REPORTS ON FORM 8-K

                    No reports on Form 8-K were filed during the three month
               period ended September 30, 1997.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GOLDEN SYSTEMS, INC.




                              By:  /s/ Jawahar L. Tandon
                                   ---------------------------
                                   Jawahar L. Tandon
                                   CHIEF EXECUTIVE OFFICER
                                   (DULY AUTHORIZED OFFICER OF THE REGISTRANT)


                              By:  /s/ Harvey A. Marsh
                                   ---------------------------
                                   Harvey A. Marsh
                                   VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                   (DULY AUTHORIZED OFFICER OF THE REGISTRANT)




                              Date:  September 21, 1998
                                     -------------------------