Form 10-Q
period 1997-12-31
GOLDEN SYSTEMS INC
filed 1998-09-21
CIK 911876

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

               /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE QUARTERLY PERIOD ENDED
                                  DECEMBER 31, 1997

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

                ---------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS:  YES         NO   X
                                        -----      -----

AS OF JULY 31, 1998, THERE WERE 5,299,998 SHARES OF NO PAR VALUE COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    INDEX LISTING
--------------------------------------------------------------------------------


                                                                           Page
                                                                          Number
                                                                          ------

                                       PART I
                               FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.

          Consolidated Balance Sheets as of December 31, 1997 (unaudited)
          and March 31, 1997.                                               1

          Consolidated Statements of Operations (unaudited) for the three months and nine months ended December 31, 1997 and December 31,
          1996.                                                             2

          Consolidated Statements of Cash Flows (unaudited) for the nine
          months ended December 31, 1997 and December 31, 1996.             3

          Notes To Consolidated Financial Statements (Unaudited).           4-6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.                                            7-10


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.       10


                                      PART II
                                 OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.                                  11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.                                 11


                                     SIGNATURES

SIGNATURES                                                                  12


                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 GOLDEN SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)


                                             Dec. 31, 1997  March 31, 1997
                                             -------------  --------------
                                              (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $137         $1,363
  Restricted cash balances                           11             29
  Accounts receivable, net of allowances          1,255            233
  Inventories                                       555          1,272
  Prepaid expenses and other current assets         163            338
                                             -------------  --------------
    Total current assets                          2,121          3,235
                                             -------------  --------------

PROPERTY, PLANT AND EQUIPMENT,
 at cost, net of accumulated depreciation           335            920

                                             -------------  --------------
                                                 $2,456         $4,155
                                             -------------  --------------
                                             -------------  --------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                          $8,220         $7,835
  Accounts payable                                3,698          3,407
  Note payable under Recapitalization Plan        1,873          1,873
  Net due to related parties                      1,659             92
  Notes payable                                     790            914
  Accrued liabilities                             1,855          1,603
                                             -------------  --------------
    Total current liabilities                    18,095         15,724
                                             -------------  --------------

COMMITMENTS AND CONTINGENCIES
(Note 4)

MINORITY INTEREST                                 2,599          2,599

SHAREHOLDERS' EQUITY
  Common Stock                                   16,405         16,405
  Retained earnings (deficit)                   (34,824)       (30,370)
  Cumulative translation adjustments                181           (203)
                                             -------------  --------------
    Total shareholders' equity (deficit)        (18,238)       (14,168)
                                             -------------  --------------
                                                 $2,456         $4,155
                                             -------------  --------------
                                             -------------  --------------


                                GOLDEN SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)
                                    (unaudited)



                                             Three Months Ended             Nine Months Ended
                                        ----------------------------   ----------------------------
                                        Dec. 31, 1997  Dec. 31, 1996   Dec. 31, 1997  Dec. 31, 1996
                                        -------------  -------------   -------------  -------------
NET SALES                                   $1,937         $1,188         $3,078         $2,262

COST OF GOODS SOLD                           1,713            551          3,397          2,180
                                        -------------  -------------   -------------  -------------

  Gross Profit (Loss)                          224            637           (319)            82
                                        -------------  -------------   -------------  -------------


OPERATING EXPENSES:
 Selling, general and administration           455            886          1,575          2,321
 Research and development                      147            253            872            504
                                        -------------  -------------   -------------  -------------
                                               602          1,139          2,447          2,825

                                        -------------  -------------   -------------  -------------
  Operating Loss                              (378)          (502)        (2,766)        (2,743)
                                        -------------  -------------   -------------  -------------


OTHER INCOME (EXPENSE):
 Interest expense                             (503)          (318)        (1,385)        (1,088)
 Foreign currency transaction losses          (299)           (10)          (307)          (203)
 Litigation settlement                         ---            ---            ---            479
 Other income                                   22              1              5             91
                                        -------------  -------------   -------------  -------------
                                              (780)          (327)        (1,687)          (721)
                                        -------------  -------------   -------------  -------------
  Loss before provision for
    income taxes                            (1,158)          (829)        (4,453)        (3,464)

PROVISION FOR INCOME TAXES                     ---            ---              1            ---

                                        -------------  -------------   -------------  -------------
NET LOSS                                   $(1,158)         $(829)       $(4,454)       $(3,464)
                                        -------------  -------------   -------------  -------------
                                        -------------  -------------   -------------  -------------

NET LOSS PER SHARE                          $(0.22)        $(0.19)        $(0.84)        $(0.78)
                                        -------------  -------------   -------------  -------------
                                        -------------  -------------   -------------  -------------


WEIGHTED AVERAGE NUMBER OF
  OUTSTANDING SHARES                         5,300          4,450          5,300          4,450
                                        -------------  -------------   -------------  -------------
                                        -------------  -------------   -------------  -------------


                                GOLDEN SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)


                                                            Nine Months Ended
                                                       ----------------------------

                                                       Dec. 31, 1997  Dec. 31, 1996
                                                       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $(4,454)       $(3,464)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
   Depreciation and amortization expense                      167            340
   Provision for losses on accounts receivable                108            266
   Provision for losses on inventories                         45             45
   Loss on disposition of property and equipment                1            ---
   Decrease (increase) in:
     Accounts receivable                                   (1,130)           423
     Inventories                                              672          1,283
     Prepaid expenses and other current assets                175            375
   Increase (decrease) in:
     Accounts payable                                         291            (78)
     Accrued liabilities                                      252           (134)
                                                       -------------  -------------
       Net cash used in operating activities               (3,873)          (944)
                                                       -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                   (19)           ---
  Proceeds from sale of property, plant & equipment           272             25
  Restricted cash                                              18            851
                                                       -------------  -------------
       Net cash provided by investing activities              271            876
                                                       -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net of repayments                  1,035           (965)
  Borrowings (repayments) under notes payable                (124)           282
  Net change in related party balances                      1,567            237
                                                       -------------  -------------
       Net cash provided by financing activities            2,478           (446)
                                                       -------------  -------------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                                  (102)           (17)

                                                       -------------  -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         (1,226)          (531)

CASH & CASH EQUIVALENTS, beginning of period                1,363            684

                                                       -------------  -------------
CASH & CASH EQUIVALENTS, end of period                       $137           $153
                                                       -------------  -------------
                                                       -------------  -------------


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

NOTE 2.   RISKS AND BASIS OF PRESENTATION

     Results of operations for the quarter and nine months ended December 31, 1997 have been determined assuming that the Company will continue as a going concern. However, the Company is currently facing significant issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized as follows:

     - At December 31, 1997, the Company had outstanding amounts due to four separate Indian lenders in the amount of $8,611,000, all of which are currently in default. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $7,821,000. At June 30, 1998, the amount due was approximately $7.6 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

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

     - The Company has incurred significant losses from operations over the past three fiscal years and for the nine months ended December 31, 1997; has lost its two main historical customers, which has significantly impacted its revenues; and at December

          31, 1997, had a shareholders' deficit of $18.2 million. During the first nine months of fiscal 1998, the Company continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

Due to the significance of these factors in the Company's financial statements at December 31, 1997, all assets have been stated at their estimated realizable values. Costs of resolving the contingencies noted above or settling amounts due to Indian banks or Company creditors have not been recorded as management is currently unable to estimate these amounts. Accounts receivable and inventories were valued at their subsequently realized amounts (inventories at cost), and property, plant and equipment were valued based on estimates by management and in accordance with the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.


NOTE 3.   INVENTORIES

     Inventories are valued at the lower of cost (first in, first out) or market. Cost includes cost of material, freight and manufacturing overhead. Inventories consist of the following (in thousands):


                                         December 31, 1997       March 31, 1997
                                         -----------------       --------------
                Raw materials                        $ 290               $1,237
                Work-in-progress                       191                   30
                Finished goods                          74                    5
                                         -----------------       --------------
                                                     $ 555               $1,272
                                         -----------------       --------------
                                         -----------------       --------------



NOTE 4.   COMMITMENTS AND CONTINGENCIES

     A)   LEASES

     GSI leases its corporate headquarters from a related party under a three year operating lease which expires in January 2000. Ultra Tek leases certain factory premises from the Indian Government under operating leases, which expire at various dates through October 2000. Another Company subsidiary leases its factory premises near Colombo, Sri Lanka under an operating lease, which expires in March 1999. This subsidiary was sold in the fourth quarter of fiscal 1998 to a related party and accordingly, lease commitments for this company are presented for the period up to the date of sale. Future minimum payments under these and other various operating leases are as follows (in thousands):


          Year ending March 31:
          ---------------------
               1998 (three months)                     $  56
               1999                                      182
               2000                                      105
               2001                                       21
               2002                                        1
                                                       -----
                                                       $ 365
                                                       -----
                                                       -----


     B)   LITIGATION

     The Company is subject to lawsuits in the normal course of business. In the opinion of management and legal counsel to the Company, pending litigation will not result in a material loss to the Company.

     C)   CONTINGENCIES

     During fiscal year 1995, the Company's imports of computer components for final assembly and sale into the domestic tariff area (DTA) of India (outside the SEEPZ) came under investigation by the Indian customs authorities. As a result, Company inventories of $1,300,000 were seized by the authorities. On May 30, 1995, the authorities issued a notice to the Company alleging misdeclaration of purported imports of complete computer systems as imports of computer system components. The notice calls upon the Company to explain why the authorities should not (a) confiscate all the goods so imported, (b) levy additional duty of $1,175,000 (49,000,000 in Indian rupees) on the goods already sold into the DTA, and (c) take penal action against the Company under the law, which could result in a possible monetary penalty of $5,865,000 (245,000,000 in Indian Rupees).
     The Company paid an advance of $700,000 (20,000,000 in Indian rupees) against customs duty that may ultimately be levied by the authorities and recorded this amount in "cost of goods sold" in fiscal 1995. During fiscal 1996, the authorities released the seized goods. However, because of difficulties encountered in re-exporting the goods and technological obsolescence, the entire amount of the seized goods has been included in the inventory reserve amounts at December 31, 1997. No other penalties or expenses related to this government action have been incurred by the Company.

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

     In summary, the Company suffered a considerable decline in cash flow during the three fiscal years ended March 31, 1997 and during the nine months ended December 31, 1997. At December 31, 1997, the Company had negative working capital of $15,974,000 and a retained deficit of $34,824,000. Subsequent to December 31, 1997, the Company continues to experience negative cash flow as a result of continuing losses and working capital required to ramp-up production in India. While current action is being taken to develop a viable operating plan to increase sales and renegotiate the terms of certain short-term obligations with certain Indian banks, there can be no assurance that any of these actions will be successfully completed.

     THIRD QUARTER OF FISCAL YEAR 1998

     Sales for the three months ended December 31, 1997 were $1,937,000 compared to $1,188,000 for the same quarter in the prior year. This increase in sales of 63% is due principally to the receipt of orders from two new customers for power supplies and adapters.

     Gross profit on third quarter sales was $224,000 compared to a gross profit of $637,000 for the third quarter in fiscal year 1997. While the current quarter gross profit is 65% less than that of the comparable quarter in fiscal 1997, the fiscal 1997 third quarter included $670,000 of net settlement proceeds related to an order cancellation by a former customer. Gross margins in the current fiscal 1998 quarter also improved over the prior quarter as a result of a reduction in cost of goods sold as the Company resolved certain production start-up issues. The Company continues to incur significant unabsorbed direct manufacturing overhead because of under-utilization of manufacturing capacity; however, as the Company begins to ramp-up production this cost will be reduced.

     Selling, general and administrative expenses for the third quarter of fiscal year 1998 were $455,000 compared to $886,000 or a decline of 49%. This decrease is due to the Company's continuing efforts to reduce costs and the adoption in fiscal year 1997 of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). As a result of implementing SFAS 121 at the end of fiscal year 1997, property, plant and equipment was recorded at estimated realizable value, which has reduced the amount of depreciation in selling, general and administrative expense in the quarter ended December 31, 1997.

     Research and development expenses for the current quarter were $147,000 as compared to $253,000 for the third quarter of fiscal year 1997 or a 42% decrease. This decrease resulted from the Company's decision to shut down its product research and development facility in Scotland, which occurred early in the quarter. The Company expected new business development would support a research and development center, however since this did not occur, the shut down was a further consolidation effort to reduce expenses.

     Interest expense for the third quarter of fiscal year 1998 was $503,000 as compared to $318,000 for the same quarter in the prior fiscal year. This increase of 58% is due principally to interest on the note payable under the Recapitalization Plan, which closed on March 31, 1997, and interest on the factoring of accounts receivable and increased loans from the Tandon family used to fund continuing losses and a ramp-up of production in India. The Company has factored certain accounts receivable with a United States bank at monthly financing fees ranging from 2.25% to 1.75% and an administration fee applied to the total of factored accounts ranging from 1% to
 .75%. Through December 31, 1997, the Company factored $713,000 of its accounts receivable and had an outstanding balance due the bank of $428,000.

     Foreign currency transaction losses of $299,000 increased substantially over the comparable quarter in fiscal 1997 because of the significant devaluation of the Indian rupee in relation to the U. S. dollar during the current fiscal 1998 quarter.

     Net loss for the third quarter ended December 31, 1997 was $1,158,000 compared to a net loss of $829,000 for the same period in the prior year. The significant reasons for the loss increase are set forth in the foregoing discussion.


     NINE MONTHS OF FISCAL YEAR 1998

     For the nine months ended December 31, 1997, net sales were $3,078,000 compared to $2,262,000, representing an increase of 36%. This increase is due principally to the previously mentioned receipt of orders from two new customers for power supplies and adapters. Shipments to these customers commenced during the second quarter of fiscal 1998.

     The gross loss of $319,000 for the first nine months of fiscal 1998 compared with a gross profit of $82,000 for the same period in fiscal 1997. This loss on increased sales is due primarily to production start-up costs incurred during the second quarter in fiscal 1998 and unabsorbed overhead resulting from underutilized manufacturing capacity.

     Selling, general and administrative expenses for the first nine months of fiscal 1998 were $1,575,000 compared to $2,321,000 for the same period in fiscal 1997, a decline of 32%. As previously stated, this change is the result of continuing efforts to reduce costs and the adoption of SFAS 121.

     Research and development expenses for the first nine months of fiscal 1998 were $872,000 compared to $504,000, an increase of 73%. This increase resulted from the Company's decision to consolidate and build-up a product research and development facility in Scotland, offset in part by a subsequent decision during the third quarter of fiscal 1998 to shut down this facility.

     Interest expense of $1,385,000 for the first nine months of fiscal 1998 is approximately 27% higher than for the same period in the prior fiscal year, primarily because of the reasons set forth in explaining the third quarter of fiscal 1998.

     Foreign currency transaction losses increased significantly during the nine months ended December 31, 1997, because of the increased decline in the value of the Indian rupee in relation to the U. S. dollar over the same period in the prior year. All but $8,000 of the $307,000 loss occurred in the third quarter of fiscal 1998, because of the sharp currency devaluation in that period. These losses result primarily from obligations of Ultra Tek which are payable in U. S. dollars.

     The litigation settlement income in the nine month period ended December 31, 1996, resulted from a contract settlement in that period with no similar event occurring in fiscal 1998. Other income in the first nine months of fiscal 1998 was $5,000 compared to $91,000 for the same period in fiscal 1997, because of the decline in cash balances which caused interest income to decline, a gain on the sale of equipment in fiscal 1997, which did not recur in fiscal 1998, and nonrecurring miscellaneous scrap sales and product development fees realized in fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     During the nine months ended December 31, 1997 the Company used $3,873,000 in cash in operating activities. The major uses of this cash were to fund the net loss from operations and the increase in accounts receivable, offset in part by a decrease in inventories resulting from a ramp-up of production in India.


     INVESTING ACTIVITIES

     Cash provided by investing activities during the first nine months of fiscal year 1998 was $271,000 due primarily to the disposition of certain equipment.

     FINANCING ACTIVITIES

     Cash provided in the first nine months of fiscal year 1998 from financing activities aggregated $2,478,000. The primary factors contributing to this amount relate to an increase in Tandon family loans to the Company aggregating $1,440,000 at December 31, 1997, which loans are payable on demand with interest at 12% per annum, and an increase in short-term borrowings totaling $1,035,000, resulting primarily from the accrual of interest on outstanding debt in India.

     For the nine months ended December 31, 1997, the Company used $1,226,000 in cash, reducing the $1,363,000 cash balance at the beginning of the period to $137,000 at December 31, 1997. At July 31, 1998 the Company had a cash balance of $189,000. Outside of related party financing, the Company has identified no viable source of financing. While current actions are being taken to implement a viable operating plan to increase sales, renegotiate the terms of certain short-term obligations with three Indian banks and raise additional capital, there can be no assurance that any of these actions will be successfully completed.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Inapplicable

                            PART II -- OTHER INFORMATION



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          At December 31, 1997, the Company had outstanding amounts due to four separate Indian lenders in the amount of $8,611,000, all of which are currently in default because of non-payment of principal. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $7,821,000. At June 30, 1998, the amount due was approximately $7.6 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

                    Exhibit 27.  Financial Data Sheet

          (b)  REPORTS ON FORM 8-K

                    No reports on Form 8-K were filed during the three month
               period ended December 31, 1997.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GOLDEN SYSTEMS, INC.




                              By:  /s/ Jawahar L. Tandon
                                   ------------------------------------
                                   Jawahar L. Tandon
                                   CHIEF EXECUTIVE OFFICER
                                   (DULY AUTHORIZED OFFICER OF THE REGISTRANT)




                              By:  /s/ Harvey A. Marsh
                                   ------------------------------------
                                   Harvey A. Marsh
                                   VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                   (DULY AUTHORIZED OFFICER OF THE REGISTRANT)



                              Date: September 21, 1998
                                    ------------------------------------