Form 10-K405
period 1998-03-31
GOLDEN SYSTEMS INC
filed 1999-09-20
CIK 911876

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549
                                     FORM 10-K

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                         OR

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM  _____  TO _____ .

                           COMMISSION FILE NUMBER 0-22698

------------------------------------------------------------------------------
                                GOLDEN SYSTEMS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
------------------------------------------------------------------------------
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

                       ---------------------------------------

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

          THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE CLOSING PRICE AT JULY 30, 1999, WAS APPROXIMATELY $265,000. THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT JULY 30, 1999 WAS 5,299,998.

                        DOCUMENTS INCORPORATED BY REFERENCE

                                        NONE

                                GOLDEN SYSTEMS, INC.
                             INDEX TO ANNUAL REPORT ON
                                     FORM 10-K

                             For the fiscal year ended
                                   March 31, 1998


                                                                         Page
                                                                         ----
                                       PART I
Item 1.        Business . . . . . . . . . . . . . . . . . . . . . . . .    3
Item 2.        Properties . . . . . . . . . . . . . . . . . . . . . . .    17
Item 3.        Legal Proceedings. . . . . . . . . . . . . . . . . . . .    17
Item 4.        Submission of Matters to a Vote of Security Holders. . .    18

                                      PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters. . . . . . . . . . . . . . . . . . .    18
Item 6.        Selected Financial Data. . . . . . . . . . . . . . . . .    19
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . .    19
Item 8.        Financial Statements and Supplementary Data. . . . . . .    25
Item 9.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . . . . . .    26

                                      PART III

Item 10.       Directors and Executive Officers of the Registrant . . .    27
Item 11.       Executive Compensation . . . . . . . . . . . . . . . . .    28
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management . . . . . . . . . . . . . . . . . . . . . . .    34
Item 13.       Certain Relationships and Related Transactions . . . . .    35

                                      PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .    37
               Signatures . . . . . . . . . . . . . . . . . . . . . . .    38
               Index to Consolidated Financial Statements . . . . . . .    F-1
               Financial Statements and Supplementary Data. . . . . . .    F-1
               Reports of Independent Public Accountants... . . . . . .    F-2

                                       PART I

     Unless otherwise indicated as used in this Form 10-K all references to a fiscal year shall mean the fiscal year of Golden Systems, Inc. ("Golden Systems" or the "Company") that ends in such year (for example, the fiscal year commencing April 1, 1997 and ending March 31, 1998 is referred to herein as "fiscal 1998" or "1998").

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

ITEM 1    BUSINESS

BACKGROUND

     Golden Systems was incorporated in October 1985 and commenced operating in February 1991. Since then the Company has engaged in the marketing of power supplies to personal computer and peripheral equipment original equipment manufacturers ("OEMs") and to distributors of standard power supply products. During the fiscal year ended March 31, 1992, the Company entered into its first high volume OEM sales arrangement. The engineering, sales and distribution operations of the Company were integrated with the engineering and manufacturing operations of its newly acquired subsidiary, Ultra Tek Devices, Ltd. ("Ultra Tek"), effective on July 1, 1993, in contemplation of the Company's Initial Public Offering. Prior to the integration, Ultra Tek manufactured power supplies for sale primarily to Tandon Corporation or Tandon Associates for use in personal computers and peripheral equipment manufactured by companies affiliated with the Tandon family. J. L. Tandon, a United States resident and citizen, is the Chief Executive Officer and a director of the Company. M. L. Tandon, a resident and citizen of India, has been Chairman of the Board of Ultra Tek since its incorporation on August 9, 1985 and is J. L. Tandon's brother.
The Company began doing business as "Cortech Systems" in August 1996.

GENERAL

     The Company is in the business of designing, manufacturing and marketing switching power supplies. Historically, its customers have been OEMs of personal computers and peripheral equipment. The Company's principal customers in the past were Compaq Computer Corporation ("Compaq") and International Business Machines Corporation ("IBM"). Sales to Compaq declined significantly during fiscal 1996 and 1997. Although the Company expanded its business activity with IBM during fiscal 1996, IBM ceased to be a customer during fiscal 1997. Currently, the Company's primary customer is Iomega Corporation ("Iomega").

     The Company uses low-cost manufacturing and labor at its manufacturing facilities to produce its products, which it designs specifically to meet the quality requirements and other specifications of its OEM customers. During fiscal 1998, the Company's manufacturing operations were located in a foreign export processing zone in Bombay, India and in Sri Lanka near the capital city of Colombo. The manufacturing in another facility in Madras, India, was discontinued in fiscal 1996 as part of the Company's restructuring and cost reduction efforts. During the third quarter of fiscal 1998, the Company ceased manufacturing in Sri Lanka. During fiscal 1997, the Company relocated its product design and development engineering, along with its self-certifying product safety laboratory, to Scotland. Both were moved back to the Company's headquarters office in California during the fourth quarter of fiscal 1998, as part of the Company's ongoing effort to cut costs, because anticipated sales volume to support these activities did not develop.

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

     The Company was successful in achieving certain portions of its cash recovery strategy as is demonstrated in its fiscal 1996 year-end financial statements. In particular, $2,161,000 in cash was provided by a decrease in accounts receivable as a result of specific customers granting the Company accelerated payment terms and an additional $2,270,000 in cash was provided by a reduction in inventory primarily as a result of using existing raw materials in new power supply products. These same activities resulted in cash in the amounts of $838,000 and $1,046,000, respectively, as reported in the Company's Annual Report on Form 10-K for fiscal 1997. During fiscal 1996, selling, general and administrative expenses were reduced by $1,129,000 resulting from the eventual shut-down of the manufacturing facility located in Madras, India, staff and cost reductions in the Simi Valley corporate offices, and cost reductions in the England and Singapore sales offices. Continued efforts to reduce selling, general and administrative expenses resulted in additional savings of $531,000 for the nine months ended December 31, 1996. But, while achieving some success, the Company did not generate the anticipated amounts of cash recovery from inventory reduction, had only limited success in its efforts to resell the reworked, rejected product, and failed to rebuild the volume of its business.

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

     The tax and valuation issues stemmed from the aspect of the July 1996 proposal that involved the Tandon family's in-kind contribution to the Company of a subsystem receptacle business operated by another Tandon-owned entity. The primary value of this business was derived from a contract held by another Tandon family-affiliated company to supply its product to a third party personal computer manufacturer. However, since the product was still under development, the valuation of this business was deemed to be too speculative. In addition, the family's basis in the business was sufficiently low that the Tandons would have recognized a large taxable gain upon contributing it to the Company, necessitating that they receive an even greater number of shares of Common Stock in exchange in order to offset the cost of tax payments.

     During September 1996, the Company prepared and delivered a business plan and reviewed personnel issues. The Independent Directors Committee pointed out the weakness in senior financial management as a result of the resignation of Michael D. Thomas, the Company's president and chief financial officer, effective July 1, 1996. Prakash Thanky had become the Company's president, effective that same date, but no senior financial executive was then employed by the Company. The committee directed management to initiate a search for a chief financial officer and indicated its willingness to accept an interim consultant in that position while the search was under way. Harvey Marsh was hired as a part-time interim financial consultant in October 1996 and continued in that capacity until April 6, 1998, at which time he became an employee of the Company. On September 8, 1998, the Board of Directors elected Mr. Marsh a director and appointed him Chief Financial Officer of the Company.

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

     The Company prepared a proxy statement describing the Recapitalization Plan, which was to be presented to the Company's shareholders for a vote at the 1996 Annual Meeting of Shareholders. The document was filed with the Commission, as required by federal securities law, on April 8, 1997. One month later, the Company received comments from the Commission, which the Company needed to address before the proxy statement could be delivered to the shareholders. As a result of the time taken by the Commission to prepare its comments and the time necessary for the Company to respond to them, the financial information included in the proxy statement became too old to use under federal securities rules. Because the information provided was from the third quarter of fiscal 1997, updating the financial disclosure required the completion of the 1997 fiscal year end audit. Unfortunately, the Company's worsening financial situation prevented it from undertaking this audit for some time and then, upon undertaking the audit, prevented the audit from being completed until June 1998. Having its fiscal 1997 audit in place and having filed the fiscal 1997 year end report with the Commission in June
1998, the Company proceeded to prepare quarterly reports on Form 10-Q for each of the first three quarters of fiscal 1998, which were filed with the Commission in September 1998. Because of the foregoing delays, a change in auditors, and delays in completing the audit in India using Generally
Accepted Accounting Principles, the fiscal 1998 audit was not completed until August 1999, which delayed the filing of this fiscal 1998 annual report on Form 10-K with the Commission. Before the Company will be able to solicit the approval of its shareholders for the Recapitalization Plan or any other matters requiring shareholder approval, fiscal 1999 quarterly and annual reports will have to be filed.

     In order to ease the Company's worsening cash situation while the shareholder approval process was being pursued, the Tandon family agreed to invest immediately the $2,000,000 contemplated by the Recapitalization Plan. On or about March 31, 1997, the Tandon family contributed $2,000,000 consisting of cash and canceled promissory notes from the Company in exchange for 850,000 shares of the Company's Common Stock that had been authorized for issuance but never issued and a bridging promissory note from the Company in the principal amount of $1,873,000 that would be canceled when the remaining 12,483,333 shares of Common Stock issuable under the terms of the Recapitalization Plan had been authorized by the Company's shareholders and issued to the Tandon family. By its terms, the original bridge note has converted into an 8% per annum demand promissory note. All of the proceeds were used for the Company's working capital. As of March 31, 1998, the Company had borrowed an additional $1,525,000 from the Tandon family. This cash allowed the Company to continue operations, but aside from related party financing, the Company currently has no viable source of financing to continue its current revenue growth and achieve profitable operations and positive cash flow. At July 31, 1999, the outstanding balance, including accrued interest, due to the Tandon family was $1,384,000, exclusive of the note payable under the Recapitalization Plan. All additional loaned amounts have been under the terms of a factoring agreement at a monthly interest rate of 1% on the average outstanding daily balance. The Company continues to operate at a loss and in the third quarter of fiscal 1998 began implementing additional cost reductions, including the discontinuance of manufacturing operations at the Sri Lanka facility, in an effort to overcome its negative cash flow. Prakash Thanky resigned as President in November 1997, at which time J. L. Tandon assumed the title of President. In the fourth quarter of fiscal 1998, the Company sold its Singapore and Sri Lanka subsidiaries to related parties, closed its Scotland office and initiated additional employee reductions. The reduction in the Company's management personnel, including Mr. Thanky, has made any prospect of the management investment portion of the Recapitalization Plan unrealistic.

     In January 1998, the Company commenced discussions with its Indian banks regarding a financial rehabilitation plan pursuant to guidelines established by the Board for Financial and Industrial Reconstruction ("BFIR"), which is an Indian authority that adjudicates all matters of financially distressed companies. In March 1999, the Company and Ultra Tek submitted to the banks a proposed plan to reschedule a portion of the short-term borrowings as projected at September 30, 1999, into long-term debt repayable over five years in quarterly installments commencing October 2000 or later. The proposed plan would also provide for the waiver by the banks of the penal interest on the overdue amounts, which has accrued at a maximum interest rate of 26 percent. In addition, the plan would make available new short-term credit facilities of approximately $1,700,000 (70,000,000 in Indian rupees), which would be secured by accounts receivable and inventories. Management is currently discussing the rehabilitation program with the banks.
Consequently, the banks have not initiated any legal action against the Company for non-payment of the amounts due. As of July 31, 1999, the debt to the Indian lenders amounted to approximately $9,900,000.

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

OFFSHORE OPERATIONS

     The electronics industry is extremely competitive, with price being a major competitive factor. The Company seeks a competitive advantage by attempting to offer high-quality, low-cost products to existing and potential customers by capitalizing on lower cost offshore manufacturing capabilities. During fiscal 1998, the Company maintained manufacturing facilities in India and Sri Lanka. During the third quarter of fiscal 1998, the Sri Lankan facility ceased operations and the expenses of maintaining it were assumed by a related party for its own manufacturing uses. India's large population and high unemployment rate enable the Company to employ relatively well-educated workers at low wages. The Company believes its workers are well educated relative to workers performing similar manufacturing duties in other third world countries. Most of the Company's workers are graduates of secondary school (high school equivalent), which the Company believes enables more extensive and effective worker training, permitting greater productivity.
The Company further benefits from these low wages by manufacturing many power supply components in-house. The Company also employs executives who reside in India, thereby minimizing travel expense as well as salary expense.

INDIA OPERATIONS

     Ultra Tek currently manufactures all of its power supplies in a leased facility located in the Santa Cruz Electronics Export Processing Zone ("SEEPZ") in Bombay, India. SEEPZ was established in Bombay in 1974 as part of a series of incentive programs by the government of India to encourage domestic manufacture of products for export. These programs began in the early 1970s and, to date, the Indian government has created a number of free trade zones. Recent amendments to these programs continue the trend of expanding export incentives. Under Indian regulations relating to SEEPZ, businesses in SEEPZ are required to export a substantial part of production. The Company previously operated a manufacturing facility in another export processing zone near Madras, India. In response to reductions in sales volume, manufacturing at this facility was phased out in the second half of fiscal 1995 and discontinued during fiscal 1996.

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

SRI LANKA OPERATIONS

     The Sri Lanka operation was established in March 1994 under very favorable tax considerations, government participation in employee training, and other favorable programs that benefited the Company. Sri Lanka is attempting to pattern its development to be similar to Singapore's in the early 1970s, which management believed would provide significant opportunities for the Company's future growth and streamlining of its business activities, both short- and long-term. However, because of the continuing decline in the Company's production volume beginning in the fourth quarter of fiscal 1995, the Sri Lanka operation was operating at a loss and experiencing negative cash flow. As part of the Company's third quarter fiscal 1998 cost reductions, the Company decided to cease its manufacturing operations in Sri Lanka in order to reduce excess production capacity. In March 1998, the Company agreed to assign its rights to the Sri Lanka facility, and transfer its assets in Sri Lanka, to a related party in exchange for the related party's agreement to assume all of the Company's obligations in Sri Lanka, including the facility lease, obligations to employees, and approximately $332,000 in bank debt.

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

     It is crucial to the Company's prospects that it develop a level of revenues from customers offering sufficient opportunities for positive profit margins that will allow the Company to be cash flow positive on an operating basis and to report operating income. As of July 31, 1999, this has not yet occurred. In addition to the production management, inventory management, customer satisfaction and new business development risks the Company faces in achieving its objectives, the Company also faces national and world economy risks, industry downturn risks and specific customer well-being risks. For example, the recent economic crisis affecting some countries in Asia may be helpful to some of the Company's competitors and harmful to some of its customers. It also may disrupt the supply of raw materials from the affected countries. Further, the slump in business of the Company's largest customer in the first half of fiscal 1998, caused this customer to cut back its orders by approximately 50% from projected levels for the fourth quarter of fiscal 1998. Through July 31, 1999, order levels have not significantly improved.

     During February 1999, a major customer notified the Company that the housing on one model of external power supplies manufactured by the Company is subject to separation under some circumstances. The Company has worked with the customer in their recall of 60,000 units at risk of separation. Through July 31, 1999, the cost of the recall to the Company has been approximately $50,000.

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

     During fiscal 1996, the Company placed significant emphasis on improving the control of its manufacturing functions. Because of the significant decline in production in fiscal 1997, primary emphasis was placed on controlling variable expenses and liquidating existing inventories. The Company's strategy to redirect its business to supplying the needs of lower-volume OEMs that offer higher margins means that, if those customers can be secured, the Company would be manufacturing a larger number of product runs, each representing a smaller number of units. As a consequence, effective management of the manufacturing and inventory control processes is critical if these lower-volume production runs are to generate acceptable gross margins. During fiscal 1997 and 1998, the Company began to perform on this strategy. The Company achieved general market acceptance of its product design and production capabilities and began shipping A/C adapters and closed frame power supplies during the second and third quarters of fiscal 1998 to newly acquired customers. Unfortunately, the market for certain customer products began to diminish and other customers began transitioning to new product designs, which caused a significant slowdown in sales during the final quarter of fiscal 1998. During fiscal 1999, sales have remained soft, however, the Company believes that there is opportunity in the marketplace to obtain orders from newly acquired customers, which offer higher margins. The recent deterrent to product design and ramping up production has been a lack of working capital. Because of market changes and the Company's lack of capital resources, there is no assurance that sales volume will resume at earlier levels or can be built up to levels that would provide the Company with positive cash flow.

PRODUCT DESIGN AND DEVELOPMENT

     In fiscal 1998, the Company maintained engineering departments in Scotland and Bombay. The Scotland engineering department was principally responsible for the design development of the Company's products, while the Bombay department was (and still is) principally responsible for production and manufacturing engineering of the Company's products. The Company's product design development team in Scotland worked closely with the OEMs to design products that met each OEM's specifications for power, price, size, and quality. Typically such a design development will start with one of the Company's standard power supplies, which will then be modified to meet the OEM's requirements. Prototypes of the OEM's product are often sent to the Company so that the Company may test the effectiveness of its proposed power supply design. In January 1998, the product design engineering department in Scotland was reduced from 14 engineers to two engineers and relocated to Simi Valley, California.

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

     Once the OEM approves the product design, the Company subjects a prototype to those testing procedures necessary to obtain product safety certification by Underwriters Laboratories, Canadian Standards Association, T.U.V. Rhineland, and Nemko. This process normally takes approximately twelve weeks. However, the Company has acquired approval to act as a self-certifying laboratory for Nemko which facilitates the approval process by all these safety agencies thus reducing the typical approval time required by four to six weeks. The Company's self-certification laboratory, located in Scotland during fiscal 1997 and for the first nine months of fiscal 1998 and then moved to the Company's headquarters location in Simi Valley, California, is subject to regular inspection and review by each agency. Customers typically pay all new product safety certification costs as incurred.

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

     Despite the Company's best efforts, quality problems do arise from time to time. For example, during fiscal 1999 the Company discovered that the plastic housing on approximately 150,000 external power supplies is subject to separation at unacceptably high levels. In these situations, the Company works closely with its customer to determine a course of action and to implement it quickly in order to reduce the risk of a wide spread product failure and to resolve the matter while most of the units in question are still in the distribution channel.

MARKETING AND SALES

     The Company markets and sells its products directly to OEMs of personal computers, peripherals, and other electronic equipment primarily through its U.S.-based sales force with an established network of contacts in the computer industry. The Company attends several industry trade shows, including the annual COMDEX trade show, as a means of developing customer relationships. Once the Company has established contact with an OEM, the Company targets several departments of the OEM for its sales efforts, usually giving special emphasis to the development engineering department, but with emphasis also on the purchasing and quality control departments. The Company participates in programs, such as the United States Environmental Protection Agency's "Energy Star" program, in which its customers have expressed an interest in conforming their products. There is no fee to participate in the "Energy Star" program. Under the "Energy Star" program, products which meet certain low power and high efficiency standards are permitted to bear an "Energy Star" designation.

     During fiscal 1997, sales to Compaq accounted for approximately 19% of the Company's net sales and IBM accounted for approximately 36%. A new relationship with Nexar accounted for 21% of fiscal 1997 net sales. Sales to Compaq dropped dramatically by the end of fiscal 1997. The Company was notified by IBM in the latter half of fiscal 1996 that it was reducing its number of vendors for power supplies and that the Company no longer met its requirements as to business size and financial stability. Consequently, the Company and IBM agreed to a wind-down of business between the companies. The Company therefore lost all major business with its two largest historical customers during fiscal 1997. For fiscal 1998, the Company's largest customers were Iomega and Nexar, representing 65% and 15%, respectively, of net sales.

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

     Historically, the Company has marketed a portion of its products through distributors. During fiscal 1996, 1997 and 1998, the Company was not capable of supporting any significant distribution sales. This type of sales activity requires significant technical and in-house sales support along with financial incentives the Company was not in a position to provide. However, since fiscal 1998, the Company has retained a contract sales representative, entered into three private label agreements and engaged manufacturing sales representatives. Thus far, sales resulting from these arrangements have not been significant.

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

BACKLOG

     Although the Company's OEM customers provide estimated annual power supply requirements, the Company usually purchases supplies and manufactures its products only against firm orders. Arrangements between the Company and its OEM customers typically provide that the customer must furnish the Company with a purchase order for the customer's power supply requirements for a three-month period. The customer must purchase 100% of the power supplies ordered for delivery within one month of the date of the purchase order. The customer may increase or decrease the number of power supplies estimated to be purchased in the second and third months from the date of the purchase order by no more than 20% and 30%, respectively. The Company's ability to enforce these provisions, however, is limited by the good faith and the market power of the customer. The Company's non-OEM customer orders also generally provide for delivery within a period of three months or less. Therefore, the Company operates without a significant backlog, relying primarily on monthly purchase orders. At July 31, 1999, firm backlog was estimated at approximately $1,500,000.

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

WARRANTIES

     The Company generally provides its customers with a one- to three-year warranty on its power supplies and, through the end of fiscal 1998, had not experienced any significant warranty claims. In the fourth quarter of fiscal 1999, a major customer discovered a housing separation issue on one model of external power supply manufactured by the Company. Through July 31, 1999, the Company has spent approximately $50,000 making modifications to all the affected units. No assurances can be given as to future warranty claim levels. Due to the remoteness of the Company's manufacturing facilities and the relatively low unit cost of its power supplies, the Company ordinarily does not repair defective goods, but credits the customer for the replacement product.

EMPLOYEES

     At March 31, 1998, the Company employed 10 people in its U.S. operations, including two in engineering and operations, and eight in administration and finance. Approximately 646 people were employed in India, including 576 in manufacturing and planning, 32 in design engineering, and 38 in administration. There were no part-time employees.

     As of July 31, 1999, full-time employees in the United States and India were 13 and 462, respectively, and there were no part-time employees.

     None of the Company's employees are represented by a union, and management believes the Company's relations with employees are good. Moreover, under Indian Law, businesses operating in the duty free export processing zones are considered public utilities, which restricts the rights of their workers to strike.

RISK FACTORS

SIGNIFICANT LOSSES

     The Company has incurred significant losses from operations over the past three years. It has essentially lost its two primary historical customers and has been unsuccessful in rebuilding its base of customer relationships. In addition to the promissory note of $1,873,000 outstanding under the terms of the Recapitalization Plan, the Company has an additional loan balance of $1,431,000, including accrued interest, from the Tandon family, as of July 31, 1999. The only unrelated party financing available to the Company has been a receivables factoring arrangement at unfavorable rates. The Company has been unsuccessful in its efforts over the last three fiscal years to reestablish its business at levels approaching financial breakeven or approaching positive cash flow. At March 31, 1998, the Company had a shareholders' deficit of $17,317,000. Without a material change in the economics of the Company's business and the viability of its financial position, the Company's prospects as a going concern are limited.

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

DEBT IN INDIA

     As of July 31, 1999, the Company owed its Indian lenders approximately $9,900,000. While the Company is attempting to restructure its Indian debt, the amount of debt and the cost of servicing that debt is beyond the Company's capability to afford at its current level of operations. If the Company is not able to generate sufficient levels of revenue and positive cash flow from sales to existing and new customers to service its debt, it is within the power of the Indian lenders to seize virtually all of Ultra Tek's assets in India. Further, the level of debt has been a major impediment to disposition of the Company, the sale of Ultra Tek, a business combination, or other restructuring that could change the fundamental prospects of the Company. Because the Company imports a good portion of its raw materials and components into India and exports virtually all of its sales from India, the availability of letter of credit and letter of guaranty facilities and of a positive working relationship with its lenders is more important to the Company than to businesses not so dependent upon international transactions. While the Company's Indian lenders have continued to work with the Company, there can be no assurance that they will continue to do so in the future.

AFFILIATE CONTROL

     As of July 31, 1999, the Tandon family beneficially owned approximately 48% of the Company's Common Stock and has, to a substantial extent, the ability to effectively control substantially all matters requiring approval by the shareholders of the Company. Such matters could include the election of members of the Board of Directors, proxy contests, mergers or the sale of substantially all the assets of the Company, tender offers, open market purchase programs or other transactions that could give shareholders of the Company the opportunity to realize a premium over the then-prevailing market price for their shares of the Company's Common Stock.

SHORT PRODUCT LIFE CYCLES

     The personal computer industry in general, and the market for products made by the Company's OEM customers in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and intense price competition, resulting in short product life cycles and regular reductions of unit average selling prices over the life of personal computer products. Products produced by the Company's OEM customers typically have a life cycle of eight to twelve months and dictate the Company's product life cycles. Changes in demand for personal computers, computer peripherals and other electronic products, or other negative factors affecting the electronics industry in general, or any of the Company's OEM customers in particular (including, for example, the recent downturn in the business of Iomega, the Company's largest customer during the first half of fiscal 1998), have had in the past and in the future could have a material adverse effect on the Company. The Company's financial position makes it less able than most of its competitors to deal effectively with these issues or to withstand the economic hardships they may entail.

ITEM 2    PROPERTIES

     The Company currently leases its 7,000 square foot California facility for $4,750 per month, including utilities, from SDJ Partners, a related entity. This lease was renewed on January 1, 1997, amended July 1, 1997 and expires December 31, 1999. Ultra Tek leases an aggregate of 83,325 square feet of manufacturing space in an SDF in SEEPZ from the Indian government under five-year leases expiring at various dates though October 28, 2000.
The Indian government typically renews such leases absent unusual circumstances. Monthly rent for Ultra Tek's SEEPZ facilities aggregates approximately $4,000, but is subject to change at will by the Indian government. In Sri Lanka, the Company leased 23,666 square feet under a lease expiring in March 1999. The monthly rent was approximately $4,500. That lease was assigned during the fourth quarter of fiscal 1998 to a related party who took over the use and operation of the Company's entire operation in Sri Lanka. The facility in Scotland was approximately 4,600 square feet and leased for approximately $17,000 per quarter. This lease expired in August 1999. The Company liquidated all of its assets in Scotland to satisfy its liabilities there during the fourth quarter of fiscal 1998. The Company believes it has no liabilities in connection with the termination of this lease.

ITEM 3    LEGAL PROCEEDINGS

     During fiscal 1995, the Company's importing of computer components for final assembly and sale into the domestic tariff area ("DTA") of India (i.e., outside the export processing zone) came under investigation by the Indian customs authorities. Subsequently, inventories of $1,116,000 (47,447,000 Indian rupees) were seized by the authorities. On May 30, 1995, the authorities issued a notice to the Company alleging misdeclaration of purported imports of complete computer systems as imports of computer system components. The notice called upon the Company to explain why the authorities should not (a) confiscate all the goods so imported, (b) levy additional duty of $1,150,000 (48,885,000 Indian rupees) on the goods already sold into the DTA, and (c) take penal action against the Company under the law. The Company has paid an advance of $700,000, included in cost of goods sold in its fiscal 1995 financial statements, against customs duty that may ultimately be levied by the authorities. During fiscal 1996, the authorities released the inventories seized earlier.

     In September 1997, the Indian customs authorities issued a "show cause" notice alleging that Ultra Tek had not provided valid explanations for shortages of raw material in its inventories. The notice called upon the Company to explain why the authorities should not (a) impose duty of $605,000 (25,725,000 Indian rupees) leviable on imported components which were alleged not accounted for in the terms of bond executed, (b) why penal action should not be initiated against the Company, and (c) why a penalty equal to the duty held to be leviable, $605,000 (25,725,000 Indian rupees), in respect of unaccounted goods should not be imposed.

     In fiscal 1997, the Company came under investigation by the Indian Department of Revenue Intelligence (DRI) in connection with the import and export of certain components and goods used in the manufacture of power supplies and customer returns. The investigation focused on the alleged discrepancy noted between the physical stock records and books in respect of the work-in-process inventory at March 31, 1996 and 1997, and customer returned product at March 31, 1992 through March 31, 1997. In May 1998, the DRI issued a "show cause" notice requesting that the Company explain why the DRI should not impose duties of $605,000 (25,720,000 Indian rupees). Penalties relating to the investigation, if any, have not yet been determined.

     The aggregate of threatened duties and penalties to the Company is approximately $2,500,000 (106,474,000 Indian rupees), using the Indian rupee translation rate at July 31, 1999. The Company has contested or intends to contest the allegations of the authorities and the outcomes of all of these matters are uncertain. Accordingly, no provisions for any losses that may ultimately result have been made in the Company's financial statements. In addition, penal action under Indian law, which the Company believes is very unlikely, could result in possible monetary fines of up to approximately $17,000,000 at July 31, 1999.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended March 31, 1998.

                                    PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

STOCK PRICE DATA

The Company's Common Stock is traded in the over-the-counter market under the symbol "CRTS". On March 31, 1998, the closing bid price for the Company's Common Stock was $.04. The following sets forth the high and low bid prices for the Common Stock over the two most recent fiscal years. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


       FISCAL QUARTER                                      HIGH          LOW
       1998 Fourth quarter                               $0.031       $0.031
       1998 Third quarter                                 0.047        0.031
       1998 Second quarter                                0.094        0.031
       1998 First quarter                                 0.219        0.047


       FISCAL QUARTER                                      HIGH          LOW
       1997 Fourth quarter                               $0.468       $0.030
       1997 Third quarter                                 0.150        0.060
       1997 Second quarter                                0.430        0.070
       1997 First quarter                                 0.563        0.313


The approximate number of holders of record of the Company's Common Stock on July 31, 1999 was 67. The Company has not paid dividends on its Common Stock and has no present intention of doing so in the foreseeable future. Instead, the Company intends to utilize its cash resources in the operation of its business.

ITEM 6         SELECTED FINANCIAL DATA

                                                                  Years Ended March 31,
                                                   1994        1995         1996         1997        1998
                                                ----------- ------------ ------------ ----------- ------------
SUMMARY OF OPERATIONS:                                      (in thousands except share data)
Net sales                                      $29,395      $24,539      $16,814      $ 2,568     $4,581
Net income (loss)                                  778     (13,308)      (4,890)     (12,627)    (3,700)
Net income (loss) per share                        .26*      (2.99)       (1.10)       (2.84)      (.70)
*PRO FORMA FOR FISCAL YEAR 1993 AND 1994


                                                                     As of March 31,
                                                   1994        1995         1996         1997        1998
                                                ----------- ------------ ------------ ----------- ------------
BALANCE SHEET DATA:                                                  (in thousands)
Working capital                               $ 17,760     $  2,589      $(2,282)    $(12,489)  $(15,383)
Total assets                                    29,675       22,649       14,483        4,155      2,527
Long-term debt                                     ---          856          934          ---        ---
Minority interest                                2,599        2,599        2,599        2,599      2,599
Total shareholders' equity (deficit)            16,769        3,355       (2,010)     (14,168)   (17,317)


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

     The Company's cash flow was significantly impacted by Compaq's product rejection that took place during the third quarter of fiscal 1995. Those returns cost the Company $4,200,000 in uncollected accounts receivable as a result of the issuance of credits for the rejected units and $2,200,000 relating to other direct costs, as well as additional costs for transportation, unutilized capacity, business interruption, reorganization, inventory carrying costs, and interest on short-term borrowings.

     In fiscal 1996, the Company implemented a program to overcome its cash difficulties through inventory reduction, organizational restructuring, price increases, volume growth and more favorable payment terms from the Company's existing customers. While a number of elements of that program were successfully implemented, the Company has not been able to generate anticipated amounts of cash from inventory reduction and, through the end of fiscal 1998, was unsuccessful in its efforts to resell the reworked rejected product. In addition, the Company has not been successful, to date, in significantly building its sales volumes to its existing customers or to new customers. While the Company has implemented a plan to transition its business focus to power supplies for products that are less price sensitive and therefore provide a greater opportunity to develop positive profit margins, it has not been successful in doing so. There can be no assurance that the Company will have sufficient resources to carry out its plan in the future or, even if the resources are available, that the Company will be able to successfully develop the necessary customer relationships and obtain enough product contracts to allow it to continue to operate its business. Currently the Company has received orders for power supplies which yield an average gross margin of approximately 20%. Assuming the market continues to be highly competitive and gross margins remain at current levels, it is estimated that the Company will need to achieve approximately $10 million in annual net sales to achieve a break-even from operations (before interest expense and other income/expense). To break-even at the gross profit line would require net sales of approximately $5 million.

     In fiscal 1997, the Tandon family invested $2,000,000 as part of the Recapitalization Plan. As of March 31, 1998, the Company had borrowed an additional $1,525,000 from the Tandon family. This cash has allowed the Company to continue operations, but aside from related party financing, the Company currently has no viable source of financing to continue its current revenue growth and achieve profitable operations and positive cash flow. At July 31, 1999, the outstanding balance, including accrued interest, due the Tandon family was $1,431,000, exclusive of the $1,873,000 demand promissory note payable under the Recapitalization Plan.

     In light of these facts, and the operating results discussed below, the Company continues to look at opportunities to obtain additional capital from sources outside the Company and at transactions that would change its fundamental structure.

RESULTS OF OPERATIONS

     Results of operations for fiscal 1998 have been determined assuming that the Company will continue as a going concern. However, the Company is currently facing significant issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized as follows:

     - At March 31, 1998, the Company had outstanding amounts due to four separate Indian lenders in the amount of $8,738,000, all of which are currently in default. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $7,904,000. At July 31, 1999, the amounts due to the four separate Indian lenders was approximately $9,900,000. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

     - In fiscal 1995, Ultra Tek's importing of computer components into India came under investigation by the Indian customs authorities. In September 1997, the Indian customs authorities issued a separate "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of imported raw material in its inventories. In fiscal 1997, Ultra Tek came under the investigation of the Indian Department of Revenue Intelligence concerning the import and export of certain components used in the manufacture of power supplies and customer returned product. Subsequently, a separate "show cause" notice was issued requesting explanation of why duties should not be assessed. The above governmental allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of approximately $2,500,000 (106,474,000 Indian rupees), using the Indian rupee translation rate at July 31, 1999. In addition, penal action under Indian law, which the Company believes is very unlikely, could result in possible monetary fines of up to approximately $17,000,000. The Company is contesting these allegations, but currently, the matters are unresolved and the outcomes uncertain.

     - The Company has incurred significant losses from operations over the past four years; has lost its two main historical customers, which has significantly impacted its revenues; and at March 31, 1998, had a shareholders' deficit of $17,317,000. During fiscal 1999, the Company continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

Due to the significance of these factors in the Company's financial statements at March 31, 1998, all assets have been stated at their estimated realizable values. Costs of resolving the contingencies noted above or settling amounts due to Indian banks or Company creditors have not been recorded as management is currently unable to estimate these amounts. Accounts receivable and inventories were valued at their subsequently realized amounts (inventories at cost), and property, plant and equipment were valued based on estimates by management and in accordance with the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.

     NET SALES. The Company records substantially all sales of finished goods in the United States. Sales originating outside of the United States were not material during fiscal 1998, 1997 and 1996. During fiscal 1998, 1997 and 1996, export sales from the United States were 12%, 11% and 47% of total sales, respectively, representing sales to foreign subsidiary companies of United States companies located primarily in Europe and Asia. All product shipments to fill customer orders are made from the Company's manufacturing facility in India. Until manufacturing was discontinued in the third quarter of fiscal 1998, certain components were produced at the Company's facility in Sri Lanka and sent to India for the final assembly of the finished power supply units.

     Sales in fiscal 1996 were $16,814,000, a 31% decrease from fiscal 1995 sales. The primary reason for the decline in sales was the adverse effect of the product rejections by Compaq in the third quarter of fiscal 1995. Sales to Compaq in fiscal 1996 decreased approximately $10 million as compared to fiscal 1995. Additionally, fiscal 1995 included $3,000,000 of local market computer sales by the Company's manufacturing subsidiary in Bombay, India and $1,275,000 of revenue in connection with program cancellation charges. Computer sales in India ended in fiscal 1996 as a result of the actions of Indian customs authorities, described above in Item 3 "Legal Proceedings." While the Company believes that the Indian government's actions were without legal authority, all of the seized inventory has been included in inventory reserves and the Company has ceased to import computer components for assembly and sale in India. Most importantly, the halt in production, lost growth opportunity and restructuring as a result of the 1995 product returns affected the Company's ability to obtain revenues during fiscal 1996.

      Sales of power supplies for fiscal 1996 were $16,352,000, a decrease of $4,113,000 or 20% from fiscal 1995 power supply sales. Sales to Compaq accounted for approximately 21% of net sales in fiscal 1996 while sales to IBM accounted for approximately 64% of net sales in fiscal 1996.

     Sales in fiscal 1997 were $2,568,000, an 85% decrease from fiscal 1996 sales. The Company essentially lost its two major customers, Compaq and IBM, during fiscal 1997. The primary reasons were the fiscal 1995 product rejection by Compaq and the Company's ineligibility for new programs under IBM's vendor selection criteria. Net sales to Compaq and IBM were 19% and 36% of net sales, respectively, with Nexar, a new customer, accounting for an additional 21%.

     Fiscal 1998 sales were $4,581,000, a 78% increase over fiscal 1997 sales. This increase was due almost entirely to shipments to Iomega, a new customer in fiscal 1998. Net sales to Iomega were 65% and to Nexar, a new customer obtained in fiscal 1997, an additional 15% of net sales. There were no sales to Compaq or IBM.

     GROSS PROFIT. Gross profit for fiscal 1996 was $45,000 compared to a gross loss of $7,551,000 in fiscal 1995. Fiscal 1995 includes the negative impact of the significant product returns, halt in production and related costs totaling approximately $6,400,000, as well as a reserve of $700,000 for a potential customs duty assessment in India and a $750,000 inventory reserve as a result of order cancellations from Compaq. Fiscal 1996 gross margin was essentially a break-even due primarily to the continuing adverse effects of the third quarter fiscal 1995 product returns by Compaq. While the Company implemented cost reduction measures to reduce manufacturing overhead, the significant decrease in sales volume greatly impacted the Company's gross margin in fiscal 1996. The Company also experienced shrinking gross margins during the first quarter of fiscal 1996 as a result of raw material price increases and a tightening of supply for purchased parts (components) and other raw materials due to the increase in value of the Japanese yen and significant demand increase created by a steep growth in sales of personal computers worldwide. A portion of these cost factors was overcome by the customer price increases implemented in the second quarter.

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

     Gross profit for fiscal 1998 was $249,000 compared to a gross loss of $4,537,000 in fiscal 1997. The improved gross margin in fiscal 1998 over fiscal 1997 is due primarily to the reduction in carrying value of inventories in fiscal 1997 in the amount of $4,325,000, which charge was included in cost of goods sold. The Company achieved only a slight gross profit on increased sales because of low overall gross margins and unabsorbed production overhead due to excess plant capacity and inefficient production runs due to small monthly orders.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3,435,000 in fiscal 1996 compared to $4,564,000 for fiscal 1995. The decrease in selling, general and administrative costs compared to the prior year was due primarily to reduced general and administrative staffing in the Madras manufacturing facility as a result of the cut-backs and eventual shut-down of that facility, staff and cost reductions in the Simi Valley corporate offices, and cost reductions in the England and Singapore sales offices. These cost reductions were due to the restructuring required after the product rejection by Compaq.

     Selling, general and administrative expenses were $3,348,000 in fiscal 1997 compared to $3,435,000 in fiscal 1996. These expenses did not change significantly from the prior year due principally to cost containment actions and employee attrition in the United States, India and Sri Lanka.

     Selling, general and administrative expenses were $2,246,000 in fiscal 1998 compared to $3,348,000 in fiscal 1997, or a 33% decrease. This decrease resulted from several factors, the most significant of which includes a restructure of the Company's marketing strategy that resulted in the use of sales representatives and the elimination of salaried employees, and other cost containment actions in fiscal 1998, as well as the non-recurrance of expenses relating to the Recapitalization Plan in fiscal 1997.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $430,000 in fiscal 1996 compared to $935,000 in the prior year. Research and development costs decreased compared to the prior year due to cost reductions implemented in the fourth quarter of fiscal 1995. These reductions were due to reduced demand by Compaq, one of the Company's largest customers, as a result of its fiscal 1995 product rejection.

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

     Research and development expenses were $976,000 in fiscal 1998 compared to $865,000 in fiscal 1997. The increase in these expenses was due to the Company's research and product development facility in Scotland being fully staffed for the first nine months of fiscal 1998. During the prior year, the facility began staffing during the second fiscal quarter and did not become fully operational until the final quarter of fiscal 1997. Because of a lack of funding, this facility was discontinued in December 1997, and the research and development engineering has been relocated to the United States at a much reduced level.

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

     INTEREST EXPENSE. Interest expense in fiscal 1996 was $1,253,000, an increase of 77% over fiscal 1995 due to the high interest charged for extended terms by the India banks on the bill discounting agreement and the higher borrowing balance caused by the fiscal 1995 product rejection and the related loss of the customer account receivable. Interest expense in fiscal 1997 was $1,585,000. The 26% increase is primarily due to the higher interest rates being charged by the India banks on short-term debt that is currently delinquent.

     Interest expense in fiscal 1998 was $1,998,000. The 26% increase over the prior year was due to interest accrued on the demand promissory note payable under the Recapitalization Plan, entered into in March 1997, interest on other related party financing needed to continue the operations of the Company, and accounts receivable factoring at monthly interest rates ranging from 2.25% to 1.75%, plus administration fees ranging from 1% to .75%.

     LITIGATION SETTLEMENT. During the third quarter of fiscal 1995, the Company experienced a product rejection by Compaq, its then largest customer, which cost the Company $4,200,000 of lost accounts receivable directly related to the sales of the rejected units and $2,200,000 related to other direct costs stemming from the rejections. The Company engaged the services of an outside contractor to address the customer complaint and rework the rejected product. After rework, the product was again rejected as a result, in the Company's view, of poor workmanship in the rework process. In fiscal 1996, the Company filed a complaint against the rework contractor alleging, among other things, that the contractor improperly performed rework services and thereby breached the contract with the Company. The Company sought damages in excess of $3,000,000. Also, in fiscal 1996, the contractor filed a cross-complaint against the Company alleging breach of contract by the Company for failure to pay for rework services rendered. The contractor sought $108,000 and unspecified damages. In April 1996, the Company settled the lawsuits with the contractor. Under the agreement terms, the Company received a cash settlement of $592,000, of which $163,000 related to the reimbursement of legal expenses incurred in fiscal 1996. Accordingly, $163,000 was recorded as a reduction of legal expenses in fiscal 1996 and the balance of the settlement was recorded in fiscal 1997.

     OTHER INCOME. Other income of $224,000 in fiscal 1997 increased approximately 22% over the prior year, due to product development fees and scrap sales in fiscal 1997 offset in part by a decline in interest income on lower restricted cash deposits required to secure letters of credit and letters of guarantee.

     For fiscal 1998, substantially all of the Company's other income resulted from the sale of property and equipment, which had been recorded at estimated fair value in fiscal 1997, as determined by applying Statement of Financial Accounting Standards No. 121.

     NET LOSS. For fiscal 1996, 1997 and 1998 the Company's net loss was $4,890,000, $12,627,000, and $3,700,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

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

     During fiscal 1998, the Company used cash of $4,194,000 in operating activities compared to $2,461,000 of cash used in fiscal 1997. Unlike fiscal 1997, there were no substantial non-cash valuation reserves recorded for inventories and property, plant and equipment. In addition, cash was consumed by an increase in accounts receivable resulting from an increase in sales volume.

INVESTING ACTIVITIES

     In fiscal 1997, cash generated by investing activities was $795,000, compared to $92,000 in cash used by investing in fiscal 1996. This increase in cash was due to the decrease in restricted cash as a consequence of the continuing decline in manufacturing and shipping activity in India, which resulted in lower restricted cash deposits required to secure letters of credit and letters of guarantee. As of March 31, 1997 there was virtually no activity in India requiring deposits on letters of credit and letters of guarantee. Purchases of property, plant and equipment were also severely curtailed.

     In fiscal 1998, cash provided by investing activities was $319,000 compared to $795,000 provided in fiscal 1997. The primary source of this cash in fiscal 1998 was from the sale of property and equipment.

FINANCING ACTIVITIES

     Cash provided by financing activities for fiscal year 1997 was $2,003,000 compared to $760,000 in fiscal 1996. This increase is due principally to the infusion of $2,000,000 in cash during fiscal 1997 by the Tandon family pursuant to the terms of the Recapitalization Plan. This Plan resulted in the issuance of 850,000 Common Stock shares and a note payable in the amount of $1,873,000, which is convertible into an additional 12,483,333 shares of Common Stock upon approval of the Recapitalization Plan by the Company's shareholders.

     Cash provided by financing activities for fiscal 1998 was $3,168,000 compared to $2,003,000 in fiscal 1997. This increase was due principally to loans received from Tandon Associates, Inc., a related party, to provide the Company with working capital and to the transfer of bank debt as a result of the sale of the Company's subsidiary in Sri Lanka. During November and December 1997, the Company factored a total of $713,000 of its accounts receivable to provide working capital. Subsequently, the borrowings were repaid and there was no outstanding balance at March 31, 1998.

     In summary, the Company has suffered a considerable decline in cash flow over the last three years for the aforementioned reasons. At March 31, 1998, the Company had negative working capital of $15,383,000 and a retained deficit of $34,070,000. While current actions are being taken to implement a viable operating plan to increase sales, renegotiate the terms of short-term obligations with certain Indian banks, and raise additional capital, there can be no assurance that any of these actions will be successfully completed.

     Since March 31, 1996, the Company has been negotiating with its Indian banks for an extension of payment terms of existing debt as well as an extension of credit to support planned production and sales. In July 1997, the banks' legal counsel issued notices to Ultra Tek and the Company calling upon them to pay the outstanding amounts due. In response to the demand from the banks, the Company and Ultra Tek have submitted to the banks, as part of a "rehabilitation program", a proposed plan to reschedule a portion of the short-term borrowings projected at September 30, 1999 into long-term debt repayable over five years in quarterly installments commencing October 2000 or later. The proposed plan would also provide for the waiver by the banks of the penal interest on the overdue amounts, which has been accruing at a maximum interest rate of 26 percent. In addition, the plan would make available new short-term credit facilities of approximately $1,700,000 (70,000,000 Indian rupees), which would be secured by accounts receivable and
inventories.   Management is currently discussing the rehabilitation program with the banks. Consequently, the banks have not initiated any legal action against the Company for non-payment of the amounts due. Essentially all of the Ultra Tek short-term borrowing agreements and facilities are secured by the assets of Ultra Tek and are covered by corporate guarantees from the Company, Fairplay Group, Inc. ("Fairplay"), an intermediate holding company, and Tandon Associates, a related party. They are also covered by the personal guarantee of the Chairman and Managing Director of Ultra Tek for the amount of approximately $10,030,000.

     Subsequent to the fiscal year ended March 31, 1998, the Company continues to experience negative cash flow as a result of continuing losses and sporadic ramp-ups of production in India. In order to obtain the necessary cash to operate, the Company has a factoring agreement with a United States bank at a monthly financing fee of 1.75% and an administration fee applied to the total of factored accounts of .75%. Under the terms of the agreement, the bank may purchase up to $1,333,333 in accounts receivable from the Company in return for cash equal to 80% of the face value of the purchased accounts receivable. At July 31, 1999, the Company had factored accounts receivable invoices totaling $129,000.

YEAR 2000 COMPLIANCE

     The Company has in place a plan to address Year 2000 readiness of its internal computer systems and key suppliers. It is not anticipated that the Company's products will affect its customers' Year 2000 compliance. The Year 2000 readiness team consists entirely of internal personnel, as the Company's lack of resources does not permit the use of external consultants. The team's activities are directed to ensure that there will be no material adverse effects on the Company's business operations and that transactions with customers and suppliers will not be materially interrupted by the advent of Year 2000. While all the costs to assure Year 2000 compliance have not been fully quantified, the Company estimates that these costs will approximate $50,000. It is expected that some of these costs will be financed, to the extent that suppliers offer financing arrangements, and the balance will come either from cash from operations or accounts receivable financing.

     Currently, the Company is engaged in discussions with its suppliers of accounting and telecommunications software regarding hardware and software upgrades to ensure Year 2000 compliance in the United States. In India, a preliminary assessment indicates that a significant number of personal computers will need to be upgraded to allow for software upgrades. It is expected that these upgrades will be fully implemented by September 1999.

     While the Company believes its planning efforts are adequate to address known Year 2000 concerns, there can be no assurance that all internal systems, as well as those of third parties upon which the Company relies, will be Year 2000 compliant on a timely basis and will not have a material affect on the Company's operations, especially those located in a third-world country.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is included in Part IV of this report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 5, 1998, the Company received the written resignation of Arthur Andersen LLP, as its auditors, effective immediately.

     For each of the fiscal years ended March 31, 1996 and March 31, 1997, the accountant's report on the financial statements was qualified as to the uncertainty of the Company's ability to continue as a going concern. This uncertainty was based on (1) the Company's default on payments due lenders in the amount of $8,306,000, (2) Indian Customs and Department of Revenue Intelligence allegations and investigations that could lead to additional duty and penalties against the Company's Indian subsidiary in an amount then believed to be approximately $8,400,000 (since revised to approximately $2,500,000) and possible penal action, (3) continuing significant losses from operations, which resulted in a shareholder deficit of $14,168,000 at March 31, 1997 and (4) a lack of a viable source of financing, other than from a related party.

     Because of the resignation of the Company's former auditors, the Company engaged Farber & Hass LLP as its new independent accountants. This engagement for the audit of the financial statements for the fiscal year ended March 31, 1998, was effective October 8, 1998.

     For the same reasons referred to above, the accountant's report on the Company's financial statement for the fiscal year ended March 31, 1998 was qualified as to the uncertainty of the Company's ability to continue as a going concern.

     The Audit Committee of the Board of Directors of the Company has been advised of the former accountant's resignation and has approved the engagement of the new independent accountant, Farber & Hass LLP, on October 8, 1998.

     During the Company's two most recent audited fiscal years ended March 31, 1997, and through October 5, 1998, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

                                   PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning each person who is an executive officer, director or significant employee of the
Company:



 Name                      Age      Position
 ----                      ---      --------
 J.L. Tandon               48       Chairman, Chief Executive Officer and
                                    President, Secretary and Director
 M.L. Tandon               59       Chairman of the board of directors of Ultra
                                    Tek, the Company's manufacturing subsidiary
 Norman Barkeley           68       Director* (resigned December 1997)
 Harvey A. Marsh           60       Chief Financial Officer and Director
 R.D. Middlebrook, Ph.D.   69       Director*
 Robert Sherburne          78       Director*
 Prakash Thanky            47       President (resigned November 1997)

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

     M. L. Tandon served as a director of the Company from August 1993 through April 1995. M. L. Tandon has been a director and Chairman of Ultra Tek, a subsidiary of the Company, since October 1985. From June 1988 to March 1995, M. L. Tandon was Managing Director of Ultra Tek. M. L. Tandon was Managing Director of Tandon Motors P. Ltd., an affiliated company, from June 1982 to August 1989. M. L. Tandon is J. L. Tandon's brother.

     Norman A. Barkeley joined the Company as director in April 1995. From July 1988 through December 1996, Mr. Barkeley was Chairman, President and Chief Executive Officer of Ducommun Incorporated and currently serves as a director. Effective December 31, 1997, Mr. Barkeley resigned as director of the Company.

     Harvey A. Marsh became Vice President, Chief Financial Officer and director in September 1998. From October 1996 to April 1998, Mr. Marsh acted as a financial consultant to the Company and other Tandon affiliated companies and joined the Company as an employee in April 1998. From January 1993 to June 1996, Mr. Marsh was Vice President, Finance and Chief Financial Officer of FACT Retirement Services. Mr. Marsh is also a director of Bender Growth Fund.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Not Applicable.

ITEM 11    EXECUTIVE COMPENSATION

COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company paid or accrued by the Company to the Chief Executive Officer and to each of the four other most highly compensated officers of the Company for each of the fiscal years in the three-year period ended March 31, 1998.

                             SUMMARY COMPENSATION TABLE



                                                                   Long-Term Compensation
                                                              -------------------------------
                                                                      Awards          Payouts
                                                              ----------------------  -------
                                    Annual Compensation
                                ----------------------------
                                                                          Securities
                                                              Restricted  Underlying
                                                 Other Annual   Stock       Options/    LTIP      All Other
  Name and Principal    Fiscal  Salary   Bonus  Compensation    Awards       SARs      Payouts   Compensation
      Positions          Year   (1)($)    ($)      (2)($)        ($)         (#)         ($)          ($)
      ---------          ----   ------    ---      ------        ---         ---         ---          ---
J.L. Tandon              1998     198,000    0       25,676         0         ---          0           ---
  President, Chief       1997     198,000    0       22,282         0         ---          0           ---
  Executive Officer and  1996     198,000    0       22,269         0         ---          0           ---
  Chief Financial
  Officer
David B. Barton(3)       1997     51,230     0         0            0         ---          0           ---
  Senior Vice President, 1996    124,383     0         0            0         ---          0           ---
  Sales and Marketing
Michael D. Thomas(3)     1997    151,661     0       60,000         0         ---          0           ---
  President, Chief       1996    194,231     0        5,964          0      100,000        0           ---
  Operating Officer &
  Chief Financial Officer
Prakash Thanky(4)        1998     118,200    0         0            0         ---          0           ---
  President              1997     117,000    0         0            0         ---          0           ---

(1) Includes compensation deferred at the officer's election. J.L. Tandon has deferred compensation of $52,000 in fiscal 1998.

(2) Represents supplemental income bonus, automobile allowance, club dues and payments made toward medical and group life insurance on behalf of executive officers.

(3)  Messrs. Barton and Thomas resigned from the Company in July 1996.

(4) Mr. Thanky resigned from the Company in November 1997. His salary includes vacation and salary continuation pay through December 31, 1997.

EMPLOYMENT AGREEMENT

     In April 1995, the Company hired Michael D. Thomas as President, Chief Operating Officer, Chief Financial Officer, and Secretary at an annual salary of $105,000 pursuant to a letter agreement. Additionally, the Company agreed to grant Mr. Thomas an option to purchase 100,000 shares of Common Stock which was to vest over five years and have a ten-year term. The Company also agreed to grant Mr. Thomas an additional option to purchase 50,000 shares which would vest and become exercisable if the Company's fiscal 1996 performance substantively conformed to a financial and cash management plan prepared by Mr. Thomas and approved by the Board of Directors. However, these performance targets were not met and, consequently, Mr. Thomas' right to purchase the additional 50,000 shares did not vest.

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

     Under the terms of the Company's 1994 Stock Option Plan (the "1994 Plan"), upon a change in control or liquidation of the Company, the Compensation Committee, in its discretion, may allow each person holding an option (who did not receive a replacement stock option from the Company's successor entity) to exercise that option without regard to its vesting provisions.

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

     In September 1993, the Board of Directors granted each outside director an option to purchase 20,000 shares of Common Stock at the initial offering price to the public of $7.00. The Company's policy is to issue its outside directors options to purchase 20,000 shares upon election to the Board and options to purchase 5,000 additional shares after each two years of subsequent service. A proposal to adopt a formula grant amendment to the Company's 1994 Plan implementing this policy was approved by the Company's shareholders at the 1995 Annual Meeting of Shareholders. All such grants would be at fair market value.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None.

1994 STOCK OPTION PLAN

     Key employees, including Directors who are key employees, who are chosen by the Compensation Committee are eligible to participate in the 1994 Plan. Messrs. J. L. Tandon and M. L. Tandon have agreed that they will not be eligible to receive grants of options under the 1994 Plan.

     There were no stock options granted or exercised during the fiscal year ended March 31, 1998, nor were there any unexercised stock options at March 31, 1998, held by any executive officer.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board for fiscal 1998 was comprised of Messrs. Barkeley (until his resignation on December 31, 1997), Middlebrook and Sherburne. The Compensation Committee establishes the general compensation policies of the Company, establishes the compensation plans and specific compensation levels for executive officers, and administers the 1994 Plan.

     As required by Commission rules designated to enhance the disclosure of the Company's executive compensation policies and practices, the following is the Compensation Committee's report submitted to the Board of Directors addressing the compensation of the Company's executive officers for fiscal 1998.

                     REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee of the Board of Directors establishes the general compensation policies of the Company, establishes the compensation plans, establishes the specific compensation of Mr. J.L. Tandon, the Company's Chief Executive officer, reviews the Chief Executive Officer's recommendations as to the specific compensation levels for the other executive officers, and administers the Company's incentive plans. The Compensation Committee is composed of two independent non-employee directors who have no interlocking relationships as defined by the Securities and Exchange Commission.

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

     The Compensation Committee has conducted a full review of the Company's executive compensation program and will repeat this review annually. It is the Compensation Committee's practice to establish target levels of compensation for senior officers consistent with that of companies comparable in size and complexity to the Company, as well as companies that are direct business competitors of the Company. Actual compensation of the Company's executive officers is subject to increase or decrease by the Compensation Committee from targeted levels according to the Company's overall performance and the individual's efforts and contributions. A significant portion of executive compensation is directly related to the Company's financial performance and is therefore at risk. Total compensation for the Company's senior management is composed of base salary, near-term incentive compensation in the form of bonuses, and long-term incentive compensation in the form of stock options. The Compensation Committee retains the discretion to adjust the formula for certain items of compensation so long as total compensation reflects overall corporate performance and individual achievement.

     BASE SALARY. In establishing base salary levels for senior officer positions, the Compensation Committee and Mr. J.L. Tandon consider levels of compensation at other similarly situated companies and at direct competitors, levels of responsibility, and internal issues of consistency and fairness.
In determining the base salary of a particular executive, the Compensation Committee and Mr. J.L. Tandon consider individual performance, including the accomplishment of short- and long-term objectives, and various subjective criteria including initiative, contribution to overall corporate performance, and leadership ability.

     In the fiscal year ended March 31, 1998, the annual base salary of Mr. J.L. Tandon was unchanged at $198,000, a level determined to be appropriate by the Compensation Committee based on comparable chief executive salaries of a peer group of companies and of direct competitors referred to above, the Company's overall performance in the prior fiscal year, and Mr. J.L. Tandon's efforts and contributions to the Company.

     BONUSES. The Company's executive officers are eligible for annual bonuses based upon recommendations made by Mr. J.L. Tandon (as to the other executive officers) and the Compensation Committee (as to Mr. J.L. Tandon) as to individual performance and the Company's achievement of certain operating results.

     Amounts of individual awards are based principally upon the results of the Company's financial performance during the prior fiscal year. The amount of awards for senior officers are within guidelines established by the Compensation Committee and Mr. J.L. Tandon as a result of their review of total compensation for senior management of peer companies and competitors. The actual amount awarded, within these guidelines, will be determined principally by the Compensation Committee's and Mr. J.L. Tandon's assessment of the individual's contribution to the Company's overall financial performance. Consideration is also given to factors such as the individual's successful completion of a special project, any significant increase or decrease in the level of the participant's executive responsibility and the Compensation Committee's and Mr. J.L. Tandon's evaluation of the individual's overall efforts and ability to discharge the responsibilities of his position. In fiscal 1998, in light of the Company's financial results, no bonuses were paid to any of the executive officers named in the Summary Compensation Table.

     Mr. J.L. Tandon received no bonus with respect to the March 31, 1998 fiscal year. In determining bonuses in future years, the Compensation Committee will give particular consideration to the following factors: (1) the Company's progress toward break-even financial results and sustainable positive cash flow; (2) the narrowing of losses and the trend toward positive earnings growth of the Company during the fiscal year; (3) the efforts and contributions made by Mr. J.L. Tandon in discharging his responsibilities as Chief Executive Officer; and (4) the efforts and contributions by the other executives of the Company.

     STOCK OPTIONS. During fiscal 1994, the Compensation Committee adopted the Company's 1994 Stock Option Plan. The purpose of the 1994 Plan is to provide incentives and reward the contributions of key employees and officers for the achievement of long-term Company performance, as measured by earnings per share and the market value of the Common Stock. The Compensation Committee, working with the Option Committee (which, prior to being disbanded in fiscal 1996, consisted of Mr. J.L. Tandon and Mr. M.L. Tandon), set guidelines for the number and terms of stock option awards based on factors similar to those considered with respect to the other components of the Company's compensation program, including comparison with the practices of peer group companies and direct competitors. In the event of unsatisfactory corporate performance, the Compensation Committee may decide not to award stock options or restricted stock in any given fiscal year although exceptions to this policy may be made for individuals who have assumed substantially greater responsibilities and other similar factors. The awards under the 1994 Plan are designed to align the interests of executives with those of the shareholders. Generally, stock options become exercisable in cumulative installments over a period of five years, but the individual forfeits any installment that has not vested during the period of his employment.

     In light of the Company's financial performance during fiscal 1997 and 1998, the Compensation Committee has tabled its review of any necessary revisions to the Company's executive compensation policy or plans due to the provisions of the Omnibus Budget Reconciliation Act of 1993. This legislation amended Section 162 of the Internal Revenue Code by limiting to $1,000,000 the deductibility of compensation paid to certain executives. The Company's 1994 Plan was amended by the Board of Directors to conform with new rules on Section 162 compliance and those amendments were approved at the Company's 1995 Annual Meeting of Shareholders. It is the current policy of the Compensation Committee to maximize, to the extent reasonably possible, the Company's ability to obtain a corporate tax deduction for compensation paid to executive officers of the Company to the extent consistent with the best interests of the Company and its stockholders.

                                   THE COMPENSATION COMMITTEE
                                   R. D. Middlebrook, Ph.D.
                                   Robert Sherburne

                                 COMPANY PERFORMANCE

          The following graph shows a comparison of cumulative total returns for the Company, the NASDAQ Stock Market-U.S. Index, and a peer group index comprised of the NASDAQ Computer Index (as described below) for the period during which the Company's Common Stock has been registered under Section 12 of the Exchange Act. The NASDAQ Computer Index includes approximately 170 companies, all of which are manufacturers of computer hardware or software. The Company believes that the companies included in the NASDAQ Computer Index are reasonably representative of companies in the Company's industry.


[GRAPH]

                   COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                            AMONG GOLDEN SYSTEMS, INC.,
                        THE NASDAQ STOCK MARKET (U.S.) INDEX
                     AND THE NASDAQ COMPUTER MANUFACTURER INDEX


                                     [GRAPH]


     * $100 INVESTED ON 3/31/94 IN STOCK OR INDEX -
       INCLUDING REINVESTMENT OF DIVIDENDS.
       FISCAL YEAR ENDING MARCH 31.

Golden Sys Inc(GLDN)


                                            CUMULATIVE TOTAL RETURN
                                    ----------------------------------------
                                      3/94   3/95  3/96   3/97   3/98  3/99
GOLDEN SYSTEMS, INC.                   100     15     7      4      1     2
NASDAQ STOCK MARKET (U.S.)             100    111   151    168    254   342
NASDAQ COMPUTER MANUFACTURER           100    119   184    201    356   706


                                                           Begin:     3/31/94
                                                             FYE:     3/31/97
Golden Sys Inc(GLDN)                                         End:     3/31/99


                                         Beginning
               Transaction    Closing      No. Of     Dividend    Dividend     Shares      Ending    Cum. Tot.
      Date*       Type        Price**    Shares***    per Share     Paid     Reinvested    Shares     Return
      -----       ----       ---------   ---------    ---------     ----    ------------  --------    ------
     3/31/94      Begin          5.250       19.05                                          19.048     100.00

     3/31/95    Year End         0.813       19.05                                          19.048      15.49

     3/31/96    Year End         0.375       19.05                                          19.048       7.14

     3/31/97    Year End         0.188       19.05                                          19.048       3.57

     3/31/98    Year End         0.031       19.05                                          19.048       0.59

     3/31/99       End           0.125       19.05                                          19.048       2.38


*    Specified ending dates or ex-dividend dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***  'Begin Shares' based on $100 investment.

     ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's capital stock as of July 31, 1999 by
(i) each person who is known by the Company to be the beneficial owner of more than 5% of any class of the Company's capital stock, (ii) each Director, and certain executive officers of the Company, individually, and (iii) all Directors and executive officers as a group:


                                                                     Amount              Percent
                                                                  Beneficially             of
           Name of Beneficial Owner (1)                              Owned                Class
           ----------------------------                              -----                -----
           J.L. Tandon (2).....................................      2,276,666  (3)         43.0  (3)
           Clady International Corporation ("Clady") (4).......      2,125,000              40.1
           D.L. Tandon (5).....................................        141,666               2.7
           M.L. Tandon (6).....................................              0               0.0
           S.L. Tandon (6).....................................        141,666               2.7
           Harvey A. Marsh.....................................              0                 0
           R.D. Middlebrook, Ph.D. (7).........................         30,000                 *
           Robert Sherburne (7)................................         24,000                 *
           All executive officers and directors as a group
           (four persons) (8)..................................      2,605,998              49.2
           *Less than one percent


-------------------------

(1) Except as otherwise indicated below, the persons named have sole voting power and investment power with respect to all shares of capital stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) The address for J. L. Tandon is 2125-C Madera Road, Simi Valley, California 93065.

(3) Includes 2,125,000 shares owned by Clady, a Panamanian corporation of which J. L. Tandon is the President.

(4) The address for Clady is c/o J. L. Tandon, 2125-C Madera Road, Simi Valley, California 93065.

(5) D. L. Tandon is an officer and director of Clady. He expressly disclaims beneficial ownership of any shares owned by Clady for the purposes of Sections 13(d) and 13(g) of the Exchange Act.

(6) M. L. Tandon and S. L. Tandon expressly disclaim beneficial ownership of any shares owned by Clady for the purposes of Section 13(d) and 13(g) under the Exchange Act.

(7) Includes 24,000 shares issuable upon exercise of stock options exercisable within sixty days of July 31, 1999.

(8) For purposes of this calculation, all shares beneficially owned by any member of the Tandon family are included in the amount beneficially owned.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Tandon family has been involved in the manufacture of a wide range of personal computer components and of personal computers for many years. Since its formation, the Company and its subsidiaries have been operated in conjunction with other privately held operations of the Tandon family.

     Since fiscal 1995, the need for the Company's subsidiary operations in Singapore greatly diminished because of the decline in sales. At the same time, Tandon Associates experienced a growing need for the Singapore presence. Consequently, Tandon Associates began using the personnel and facilities of the Singapore subsidiary and paying the Company the cost on a 100% pass-through basis. In fiscal 1998, the Company determined that the potential need for the Singapore presence was remote. Consequently, the Company entered into an agreement with an affiliated party of Tandon Associates to sell the Singapore operation. The Company recorded a gain on the sale of approximately $38,000.

     In order to support the continuing operations of the Company, Tandon Associates has loaned the Company $1,525,000, net of repayments, during fiscal 1998. The March 31, 1998 loan balance, including interest at 1% per month on the average daily balance, was $1,607,000. The total due Tandon Associates, including accrued interest, at July 31, 1999 was $1,431,000. During fiscal 1998, the Company also sold to Tandon Associates certain leasehold improvements at its headquarters office for $40,000, which was the estimated fair market value, and charged Tandon Associates $19,000 for shared common expenses based on estimate usage at cost.

     During the fourth quarter of fiscal 1998, the Company sold its manufacturing subsidiary located in Sri Lanka to Cortex, Limited, a Tandon family affiliate, which transaction resulted in a gain to the Company of approximately $590,000. In connection with the sale, Cortex, Limited, agreed to assume all of the bank debt in Sri Lanka, the facility lease, and all the obligations to employees. The Company believes that the consideration received for its interest in the Sri Lanka subsidiary was fair.

     The Company has entered into a lease agreement with SDJ Partners, a general partnership, whose partners are certain members of the Tandon family.
 The lease is for the Company's headquarters facility, which includes office and warehouse space. The facility lease is at the cost of comparable space at the time the lease was negotiated and utilities are charged at $250 per month, which approximates estimated usage and cost. For fiscal 1998, total facilities cost was $53,000. During fiscal 1998, SDJ Partners agreed to amend the lease agreement, which allowed the Company to reduce the amount of leased space because of the contraction of its business.

     During fiscal 1998, the Company sold, for $52,000, power supply units and certain raw materials to Tantec Magnetics, a Tandon family affiliate, which assembles and markets personal computers. The Company also purchased finished personal computers from Tantec Magnetics at a cost of $5,000. Both sales and purchases are believed to have been at fair market values at the time of each transaction. Tantec Magnetics also purchased assets from the Company's subsidiary in Scotland, at the time this subsidiary was being shut down, for a total price of $18,000, which the Company believes approximates fair market value.

     In fiscal 1998, Ultra Tek, the Company's manufacturing subsidiary in India, sold power supply units, certain raw materials, and used equipment with an aggregate value of $85,000 to Advance Technology Devices, a Tandon affiliate, also located in India. Payment for these sales was advanced by Advance Technology Devices to Ultra Tek in fiscal 1997. The Company believes that the sales price of the equipment approximates fair market value.

     Eastern Peripherals Ltd., a Tandon family-affiliated company that had shared common facilities with and has purchased power supplies from Ultra Tek, owed Ultra Tek $96,000 at March 31, 1998. During fiscal 1998, Eastern Peripherals Ltd. made cash payments to Ultra Tek aggregating $58,000 against the receivable balance of $171,000 owing at March 31, 1997. The power supplies sold were sold at fair market prices.

     During fiscal 1998, Ultra Tek charged Tancom Electronics, a Tandon family-affiliated company, $40,000 for shared electricity and $67,000 for certain raw materials on hand. In addition, Ultra Tek purchased for $35,000 used equipment from Tancom Electronics. Electric utilities are billed at estimated usage and cost and the equipment was purchased by Ultra Tek at estimated fair market value.

     In order to obtain needed working capital, Ultra Tek borrowed $120,000 from M.L. Tandon, during fiscal 1998. M.L. Tandon is a director, Chairman of the Board and Managing Director of Ultra Tek. He is also the brother of J.L. Tandon, Chairman of the Board, director and Chief Executive Officer of the Company.

     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     The following documents are filed as part of this report:

(a)  1.   Financial Statements:

          Reports of Independent Public Accountants

          Consolidated Balance Sheets as of March 31, 1997 and 1998:
               Assets
               Liabilities and Shareholders' Deficit

          Consolidated Statements of Operations for each of the three years in the period ended March 31, 1998

          Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 31, 1998

          Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1998

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules:


          Reports of Independent Public Accountants on Supplemental Schedule

          Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended March 31, 1998


          All other schedules are omitted because they are not applicable, not required, or the required information is shown in the Financial
          Statements or notes thereto.

     3.   Exhibits:

               See Item 14(c) below.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended March 31, 1998.

(c)  Exhibits

     The exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

(d)  Financial Statement Schedules

     See Item 14(a) above

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 15, 1999.

                                         GOLDEN SYSTEMS, INC.


                                   /s/  Jawahar L. Tandon
                               ------------------------------
                                      Jawahar L. Tandon
                             Chairman of the Board of Directors
                                 and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates so indicated.


         Signature                      Title                      Date
         ---------                      -----                      ----
   /s/ Jawahar L. Tandon         Chairman of the Board of       September 15, 1999
---------------------------           Directors and
     Jawahar L. Tandon           Chief Executive Officer
                              (Principal Executive Officer)

   /s/  Harvey A. Marsh      Vice President, Chief Financial    September 15, 1999
---------------------------    Officer (Principal Financial
      Harvey A. Marsh             Officer) and Director

  /s/  R. D. Middlebrook                 Director               September 15, 1999
---------------------------
     R.D. Middlebrook

   /s/  Robert Sherburne                 Director               September 15, 1999
---------------------------
     Robert Sherburne

                                 EXHIBIT INDEX



   EXHIBIT                                                                                                          SEQUENTIAL
   NUMBER                                                 DESCRIPTION                                               PAGE NUMBER
   -------                                                -----------                                               -----------
     3.1(1)   Restated Articles of Incorporation of the Company..................................................
     3.2(1)   Bylaws of the Company, as amended to date..........................................................
    10.1(1)   Stock Exchange Agreement dated July 1, 1993 by and between the Company and Lunenburg S.A...........
    10.2(1)   Stock Purchase and Sale Agreement dated July 1, 1993 by and between Lunenburg S.A. and Clady
              International Corporation..........................................................................
    10.3(1)   Letter Agreement dated July 1, 1993 by and between Clady International Corporation and the
              Company............................................................................................
    10.4(1)   Form of Lease by and between the President of India as landlord and Ultra Tek Devices Ltd. as tenant.............................................................................................
    10.5(1)   Letter Agreement Sublease dated April 1, 1993 between Ultra Tek Devices Ltd. and Eastern
              Peripherals Ltd. ..................................................................................
    10.6(1)   Declaration dated September 7, 1993 by Advance Power Devices Pvt. Ltd. ............................
    10.7(1)   Letter of Credit in the principal amount of $320,000 dated August 20, 1993 issued by American
              Pacific State Bank for the account of Golden Systems, Inc. ........................................
    10.8(1)   Memorandum of Agreement dated February 5, 1993 by and between Ultra Tek Devices Ltd. as borrower and the Bank of India as lender....................................................................
    10.9(1)   Hypothecation Agreement of Goods and Book Debts dated October 19, 1992, by and between Ultra Tek
              Devices Ltd. as borrower and Canara Bank as lender.................................................
   10.10(1)   Hypothecation Agreement of Goods and Book Debts dated October 19, 1993, by and between Ultra Tek
              Devices Ltd. as borrower and Canara Bank as lender.................................................
   10.11(1)   Purchase Agreement dated May 25, 1993 by and between Compaq Asia Pte. Limited and the Company......
   10.12(1)   Employment Agreement dated as of July 23, 1993, between the Company and Raymond V. Thomas..........
   10.13(2)   Form of Warrant Agreement dated  November 17, 1993 between Golden Systems, Inc. and the
              Representatives of the Underwriters................................................................
   10.14(2)   License Agreement, dated May 27, 1993, between Compaq Computer Corporation and the Company.........
   10.15(2)   Loan and Security Agreement, dated October 7, 1993, between Silicon Valley Bank and the Company....
   10.16(3)   Agreement dated March 4, 1994, by and between the Board of Investment of Sri Lanka and Golden
              Systems Lanka (Private) Limited....................................................................
   10.17(4)   Stock Purchase Agreement, dated as of March 31, 1997, among the Company, J. L. Tandon, Clady and certain members of management (with exhibits, including Subscription Agreement and Bridge Note)
    21.1(1)   List of Subsidiaries...............................................................................
     27       Financial Data Schedule............................................................................


(1) Incorporated by reference to the Company's Registration Statement on Form S-1 dated September 9, 1993.

(2) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 dated October 20, 1993.

----------------------------------

(3) Incorporated by reference to the Company's Form 10K for the Fiscal Year Ended March 31, 1994.
(4) Incorporated by reference to the Company's Preliminary Proxy Materials, filed April 1, 1997.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  ON SUPPLEMENTAL SCHEDULE


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Golden Systems, Inc. and its subsidiaries as of March 31, 1998 and for the year then ended, and have issued our qualified report thereon, qualified with respect to the Company's ability to continue as a going concern, dated February 12, 1999. Our audit was made for the purpose of forming an opinion on the statements taken as a whole. The supplemental schedule is presented for purposes of complying with the Securities and Exchange Commission's Rules and Regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /s/ Farber & Hass LLP
                                        ---------------------
                                            Farber & Hass LLP


Oxnard, California
Febraury 12, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Golden Systems, Inc. and subsidiaries as of March 31, 1997 and for each of the two years in the period ended March 31, 1997, and have issued our qualified report thereon, qualified with respect to the Company's ability to continue as a going concern, dated June 2, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /s/ ARTHUR ANDERSEN LLP
                                 -------------------------------------
                                            ARTHUR ANDERSEN LLP

Los Angeles, California
June 2, 1998

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                                (IN THOUSANDS)

                                                  ADDITIONS
                             BALANCE AT           CHARGED TO                      BALANCE AT
      DESCRIPTION         BEGINNING OF YEAR         INCOME        DEDUCTIONS      END OF YEAR
   Inventory reserves

          1998                 $6,869                 60             1,258          $5,671

          1997                 $5,808               4,325            3,264          $6,869

          1996                 $5,719                204              115           $5,808

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
Reports of Independent Public Accountants                          F-2 - F-4

Consolidated Balance Sheets as of March 31, 1997 and 1998:
  Assets                                                           F-5
  Liabilities and Shareholders' Deficit                            F-6

Consolidated Statements of Operations for each of
  the three years in the period ended March 31, 1998               F-7

Consolidated Statements of Shareholders' Equity (Deficit) for
  each of the three years in the period ended March 31, 1998       F-8

Consolidated Statements of Cash Flows for each of the
  three years in the period ended March 31, 1998                   F-9 and F-10

Notes to Consolidated Financial Statements                         F-11 - F-24

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Golden Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Golden Systems, Inc. and its subsidiaries (the "Company") as of March 31, 1998 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is currently facing significant financial and operational issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized in the paragraphs that follow. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At March 31, 1998, the Company had outstanding amounts due to four separate Indian lenders in the amount of $8,738,000, all of which are currently in default. Of that amount, three of the banks have issued notices to the Company demanding immediate repayment of $7,904,000. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing its operations and forcing it into liquidation (see Note 4). In the event of such action by the lenders, liquidation of assets may result in amounts less than amounts shown in the attached financial statements.

In fiscal 1995 and 1997, Ultra Tek came under investigation by the Indian custom authorities and the Indian Department of Revenue Intelligence regarding alleged improprieties in their inventories and in the import and export of certain components. The government's allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of $2.5 million at January 31, 1999. In addition, penal action which could be taken under Indian law could result in possible fines up to approximately $17.3 million at January 31, 1999. The Company is contesting these allegations, but currently, the matters are unresolved and the outcomes uncertain (see Note 11).

The Company has incurred significant losses from operations over the past three years and has lost its two largest customers, which has significantly impacted its revenues. At March 31, 1998, the Company had a shareholders' deficit of $17.3 million. During fiscal 1999, the Company has continued to incur significant losses and management has not successfully executed its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.



                                        /s/Farber & Hass LLP
                                        --------------------
                                           Farber & Hass LLP

Oxnard, California
February 12, 1999

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

At March 31, 1997, the Company had outstanding amounts due to four separate Indian lenders in the amount of $8,306,000, all of which are currently in default. Of that amount, three of the banks have issued notices to the Company demanding immediate repayment of $7,392,000. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation (see Notes 4 and 5). In the event of such action by the lenders, liquidation of assets may result in amounts less than amounts shown in the attached financial statements and related inability to pay liabilities.

In fiscal 1995, Ultra Tek's importing of computer components into India came under investigation by the Indian customs authorities. In September 1997, the Indian customs authorities issued a separate "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of imported raw material in its inventories. In fiscal 1997, Ultra Tek came under the investigation of the Indian Department of Revenue Intelligence concerning the import and export of certain components used in the manufacture of power supplies. The above governmental allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of $2.5 million and penal action being initiated against Ultra Tek estimated at $17.3 million. Penalties relating to the Indian Department of Revenue Intelligence investigation, if any, have not yet been finalized. The Company is contesting these allegations, but currently, the matters are unresolved and the outcomes uncertain (see Note 11).

The Company has incurred significant losses from operations over the past three years; has lost its two main customers, which has significantly impacted its revenues; and at March 31, 1997, had a shareholders' deficit of $14.2 million. During fiscal 1998, the Company has continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Management does not yet have a definitive plan to achieve profitable operations and positive cash flows, and outside of related party financing, the Company has identified no viable source of financing.

                                        /s/ ARTHUR ANDERSEN LLP
                                   ---------------------------------
                                            ARTHUR ANDERSEN LLP



Los Angeles, California
June 2, 1998

                       GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1997 AND 1998
                                   (IN THOUSANDS)


                                       ASSETS

                                                                        1997       1998
                                                                      -------    -------
CURRENT ASSETS:
  Cash and cash equivalents                                           $1,363     $   79
  Restricted cash balances                                                29         12
  Accounts receivable, net of allowance of
    $52 and $352 at March 31, 1997 and
    1998, respectively                                                   233        871
  Inventories                                                          1,272        790
  Prepaid expenses and other current assets                              338        110
                                                                      ------     ------
          Total current assets                                         3,235      1,862
                                                                      ------     ------


PROPERTY, PLANT AND EQUIPMENT, at estimated realizable value, net
  of accumulated depreciation and amortization                           920        665
                                                                      ------     ------
                                                                      $4,155     $2,527
                                                                      ======     ======

   The accompanying notes are an integral part of these consolidated statements.

                       GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1997 AND 1998
                                   (IN THOUSANDS)


                       LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                           1997                  1998
                                                       -----------           ----------
CURRENT LIABILITIES:
  Short-term borrowings                                   $7,835               $ 7,904
  Note payable under Recapitalization Plan                 1,873                 2,023
  Notes payable                                              914                   834
  Accounts payable                                         3,407                 3,638
  Accrued liabilities                                      1,603                 1,012
  Net amounts due to related parties                          92                 1,834
                                                       ---------              -----------

         Total current liabilities                        15,724                17,245
                                                       ---------              -----------


COMMITMENTS AND CONTINGENCIES (Note 11)

MINORITY INTEREST                                          2,599                 2,599

SHAREHOLDERS' DEFICIT:
  Common stock, no par value:
    Authorized--6,000 shares
    Issued and outstanding--5,300
      shares in 1997 and 1998                             16,405                16,405
  Retained deficit                                       (30,370)              (34,070)
  Cumulative translation adjustments                        (203)                  348
                                                         ----------           -----------
                                                         (14,168)              (17,317)
                                                         ----------           -----------

                                                        $  4,155             $   2,527
                                                         ==========           ===========


  The accompanying notes are an integral part of these consolidated statements.

                       GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                     (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                          1996               1997              1998
                                                                      -----------       ------------       -----------
NET SALES                                                               $ 16,814           $ 2,568            $ 4,581

COST OF GOODS SOLD
  Material, labor, overhead and direct cost                               16,565             2,780              4,272
  Inventory provisions                                                       204             4,325                 60
                                                                      ----------        ----------         ----------

                                                                          16,769             7,105              4,332
                                                                      ----------        ----------         ----------

         Gross profit (loss)                                                  45            (4,537)               249
                                                                      ----------        -----------        ----------

OPERATING EXPENSES:
  Selling, general and administrative                                      3,435             3,348              2,246
  Research and development                                                   430               865                976
  Property, plant and equipment impairment loss                                -             2,495                  -
                                                                      ----------        ----------         ----------

                                                                           3,865             6,708              3,222
                                                                      ----------        ----------         ----------

         Loss from operations                                             (3,820)          (11,245)            (2,973)
                                                                      -----------       -----------          -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                        (1,253)           (1,585)            (1,998)
  Litigation settlement                                                        -               429                  -
  Foreign currency transaction gains (losses)                                  -              (452)               235
  Gain on sales of subsidiary companies                                        -                 -                752
  Other income                                                               184               224                285
                                                                      ----------        ----------         ----------

                                                                          (1,069)           (1,384)              (726)
                                                                      -----------       -----------        -----------

         Loss before provision
          for income taxes                                                (4,889)          (12,629)            (3,699)

PROVISION (BENEFIT) FOR INCOME TAXES                                           1                (2)                 1
                                                                      -----------       -----------        -----------

NET LOSS                                                                 $(4,890)         $(12,627)          $(3,700)
                                                                      ===========       ===========        ===========

BASIC LOSS PER COMMON SHARE                                            $  (1.10)            $(2.84)            $(.70)
                                                                      ===========       ===========        ===========

WEIGHTED AVERAGE NUMBER OF
  OUTSTANDING SHARES                                                       4,450             4,452              5,300
                                                                      ===========       ===========        ===========

  The accompanying notes are an integral part of these consolidated statements.

                       GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
                 FOR THE YEARS ENDED MARCH 31, 1996 , 1997 AND 1998
                                   (IN THOUSANDS)

                                                                                    CUMULATIVE
                                       SHARES           COMMON       RETAINED       TRANSLATION
                                     OUTSTANDING         STOCK        DEFICIT       ADJUSTMENTS        TOTAL
                                     -----------       ---------    ----------      -----------       -------
BALANCE, March 31, 1995                    4,450         16,278       (12,853)              (70)        3,355
  Translation adjustments                    ---            ---           ---              (475)         (475)
  Net loss                                   ---            ---        (4,890)              ---        (4,890)
                                        --------        -------       -------         ---------       --------

BALANCE, March 31, 1996                    4,450         16,278       (17,743)             (545)       (2,010)
  Translation adjustments                    ---            ---           ---               342           342
  Issuance of common stock
    under recapitalization plan              850            127           ---               ---           127
  Net Loss                                   ---            ---       (12,627)              ---       (12,627)
                                        --------        -------       --------        ---------     ----------

BALANCE, March 31, 1997                    5,300         16,405       (30,370)             (203)      (14,168)
  Translation adjustments                    ---            ---           ---               551           551
  Net Loss                                   ---            ---        (3,700)              ---        (3,700)
                                        --------        -------       --------        ---------     ----------

BALANCE, March 31, 1998                    5,300        $16,405      $(34,070)         $    348      $(17,317)
                                        ========       ========       =========       =========     ==========

   The accompanying notes are an integral part of these consolidated statements.

                       GOLDEN SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                                   (IN THOUSANDS)

                                                                              1996                1997                1998
                                                                          ----------           ----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(4,890)            $(12,627)           $(3,700)
  Adjustments to reconcile net loss
    to net cash used in
    operating activities:
      Depreciation                                                              525                  452                100
      Property, plant & equipment impairment loss                                 -                2,495                  -
      Provision for losses on accounts
        receivable                                                               43                  278                148
      Provision for losses on inventories                                       204                4,325                 60
      Gain on disposition of property
        and equipment                                                             -                    -               (232)
     Gain on disposition of subsidiaries                                          -                    -               (752)

Changes in operating assets and liabilities, excluding
  effects of dispositions:
  Decrease (increase) in:
    Accounts receivable                                                       2,161                  838               (786)
    Inventories                                                               2,270                1,046                306
    Prepaid expenses and other current assets                                   619                  459                205
    Income taxes receivable                                                       -                   46                  -
  Increase (decrease) in:
    Accounts payable                                                         (1,432)                (189)               628
    Accrued liabilities                                                        (961)                 416               (171)
                                                                          ----------           ----------          -----------
         Net cash used in operating activities                               (1,461)              (2,461)            (4,194)
                                                                          ----------           ----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                   (343)                 (62)               (51)
  Proceeds from the sale of property and
    equipment                                                                     -                    -                354
  Restricted cash                                                               251                  857                 16
                                                                          ----------           ----------          -----------
         Net cash provided by (used in)
           investing activities                                                 (92)                 795                319
                                                                          ----------           ----------          -----------

                       GOLDEN SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998
                                   (IN THOUSANDS)

                                                                              1996                1997                1998
                                                                          ----------           ----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net of repayments                                      519                 (342)             1,398
  Borrowings (repayments) under notes payable                                   154                  (20)              (118)
  Change in related party balances                                               87                  365              1,738
  Note payable under Recapitalization Plan                                        -                1,873                150
  Issuance of Common Stock under Recapitalization Plan                            -                  127                  -
                                                                          ----------           ----------          ----------
         Net cash provided by financing activities                              760                2,003              3,168
                                                                          ----------           ----------          ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                          (20)                 342               (577)
                                                                          ----------           ----------          ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                             (813)                 679             (1,284)

CASH AND CASH EQUIVALENTS, beginning of year                                  1,497                  684              1,363
                                                                          ----------           ----------          ----------
CASH AND CASH EQUIVALENTS, end of year                                         $684               $1,363             $   79
                                                                          ----------           ----------          ----------
                                                                          ----------           ----------          ----------

 The accompanying notes are an integral part of these consolidated statements.

                       GOLDEN SYSTEMS, INC. AND SUBSIDIARIES


                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   MARCH 31, 1998



1.   BASIS OF PRESENTATION, BACKGROUND, AND PRINCIPLES OF CONSOLIDATION

     BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Golden Systems, Inc. (GSI) and Fairplay Group, Inc. (Fairplay), collectively hereafter referred to as "the Company".

The accompanying financial statements at March 31, 1998 have been prepared assuming that the Company will continue as a going concern. However, the Company is currently facing significant issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized as follows:

- At March 31, 1998, the Company had outstanding amounts due to four separate Indian lenders in the amount of $8,738,000, all of which are currently in default. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $7,904,000. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation (see Note 5).

- In fiscal 1995, Ultra Tek's importing of computer components into India came under investigation by the Indian customs authorities. In September 1997, the Indian customs authorities issued a separate "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of imported raw material in its inventories. In fiscal 1997, Ultra Tek came under the investigation of the Indian Department of Revenue Intelligence concerning the import and export of certain components used in the manufacture of power supplies and returned customer product. Subsequently, a separate "show cause" notice was issued requesting explanation of why duties should not be assessed. The above governmental allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of $2.5 million and penal action being initiated against Ultra Tek. In addition, penal action under Indian law, which the Company believes is very unlikely, could result in possible monetary fines of up to a maximum of $17.3 million. The Company is contesting these allegations, but currently, the matters are unresolved and the outcomes uncertain (see Note 12).

- The Company has incurred significant losses from operations over the past four years; has lost its two main customers, which has significantly impacted its revenues; and at March 31, 1998, had a shareholders' deficit of $17.3 million. During fiscal 1999, the Company has continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

Due to the significance of these factors in the accompanying financial statements at March 31, 1998, all assets have been stated at their estimated realizable values. Costs of resolving the contingencies noted above or settling amounts due to Indian banks or Company creditors have not been reflected in the accompanying financial statements as management is currently unable to estimate these amounts. Accounts receivable and inventories were valued at their subsequently realized amounts (inventories at cost), and property, plant and equipment were valued based on estimates by management and in accordance with the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.

     BACKGROUND

Fairplay, a Panamanian corporation, is solely a holding company and conducts its business through Ultra Tek Devices Limited (Ultra Tek), an Indian corporation and wholly owned subsidiary of Fairplay. The Company has also established three other foreign subsidiaries, two of which relate to foreign sales offices in England and in Singapore. The third subsidiary relates to the Company's manufacturing operations in Sri Lanka, all of which were shut down during fiscal 1998.

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

The Company began using the fictitious name "Cortech Systems" during the second quarter of fiscal 1997.

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

     STOCK-BASED COMPENSATION PLAN

The Company accounts for its stock-based compensation plan (see Note 7) under the provisions of APB Opinion No. 25. The Company has elected to follow the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", beginning April 1, 1995 for employee awards. See Note 7 for disclosure of pro forma loss and loss per common share amounts for the years ended March 31, 1996, 1997 and 1998, as required by SFAS 123. The Company has adopted SFAS 123 for all non-employee awards beginning April 1, 1996.

     REVENUE RECOGNITION

Revenues on product sales are recognized at the time of shipment from India.

The Company accounts for potential product returns by reserving for the potential loss of sales and accounts receivable in the period in which the original sale occurred based on historical results. Historically, product returns have been relatively insignificant, except for in fiscal 1995 when the Company's most significant customer returned approximately $4.2 million of product to the Company. These significant returns only occurred in fiscal 1995 and, through fiscal 1998, the Company has incurred relatively insignificant product returns in every other year of its operations since its inception. The Company's management believes that the fiscal 1995 returns were of a non-recurring nature, and as such, only reserves relating to recurring returns were recorded as of March 31, 1997 and 1998 and are included in the accounts receivable allowance.

Sales to countries other than the United States approximated 47, 20 and 18 percent of the Company's revenues in fiscal years 1996, 1997 and 1998, respectively.

     RESEARCH AND DEVELOPMENT

Costs associated with developing and testing new concepts and designs are expensed as incurred. All research and development costs have been expensed through March 31, 1998.

     WARRANTIES

The Company generally provides its customers with a one to three-year warranty on its power supplies. A provision for estimated future costs relating to warranty expense is recorded when products are shipped.

     SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

In fiscal 1996, sales to two customers accounted for approximately 21 and 64 percent, respectively, of the Company's net sales. As of March 31, 1996, these customers accounted for approximately 48 percent of the Company's accounts receivable balance. In fiscal 1997, sales to these customers accounted for approximately 19 and 36 percent, respectively, of the Company's net sales. As of March 31, 1997, these customers accounted for approximately 85 percent of the Company's accounts receivable balance. In fiscal 1998, sales to these customers were not material because they were replaced with two new customers which accounted for approximately 15% and 65%, respectively, of the Company's net sales. At March 31, 1998, the accounts receivable balance to these newly acquired customers was approximately 93 percent of the total accounts receivable balance.

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

Although the Company is pursuing, and will continue to pursue, the business of computer peripheral OEMs as well as other personal computer OEMs, customer concentration will continue to be a risk due to the limited number of OEMs producing personal computers in sufficient volume to be attractive to the Company.

     INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Cost includes cost of material, freight and manufacturing overhead. Inventories consist of the following (in thousands):

                                                                             March 31,           March 31,
                                                                               1997                1998
                                                                            ---------            ---------
         Raw materials                                                        $ 1,237              $   584
         Work-in-progress                                                          30                   78
         Finished goods                                                             5                  128
                                                                            ---------            ---------
                                                                              $ 1,272               $  790
                                                                            ---------            ---------
                                                                            ---------            ---------

The Company reviews its inventories on a periodic basis (generally quarterly) for slow-moving, excess and obsolete items. A reserve is recorded against the cost of items identified as such. The amounts shown above at March 31, 1997, are presented net of a total reserve of $6,869,000 of which $3,885,000 was for the 1995 product returns from the Company's major customer at that time. The amounts shown at March 31, 1998 are presented net of a reserve of $5,671,000, which records the inventories at their estimated net realizable values.

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

Property, plant and equipment consists of the following (in thousands):

                                                     March 31,                          March 31,
                                                       1997                                1998
                                                     ---------                          ---------
Machinery and equipment                                $ 3,622                             $2,369
Motor vehicles                                             121                                 37
Furniture and fixtures                                     738                                607
Computer software                                          121                                 55
Leasehold improvements                                     384                                256
                                                     ---------                          ---------
                                                         4,986                              3,324
Accumulated
  depreciation and amortization                         (1,571)                            (1,392)
Reserve for impairment loss                             (2,495)                            (1,267)
                                                     ---------                          ---------

                                                         $ 920                               $665
                                                     ---------                          ---------
                                                     ---------                          ---------

Costs of normal maintenance and repairs are charged to expense as incurred. Major replacements or betterments of property and equipment are capitalized. When items are sold or otherwise disposed of, the cost and related accumulated depreciation and reserve for impairment loss are removed from the accounts and any resulting gain or loss is included in operations.

     CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents; accounts receivable and accounts payable) also aproximates fair value.

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes was $800 in 1996, 1997 and 1998. Cash paid for interest was approximately $1,190,000, $308,000 and $302,000 in 1996, 1997
and 1998, respectively.

During fiscal year 1996, the Company received property and equipment with a cost of approximately $31,000 from related parties. This non-cash transaction is excluded from the statement of cash flows.

     NET LOSS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period, which totaled 5,300,000, 4,452,000 and 4,450,000 for 1998,
1997 and 1996, respectively. The Company did not present Diluted EPS since the result was anti-dilutive.

     NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Account Standards ("SFAS") No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company will adopt the provision of SFAS No. 130 in fiscal year 1999, but does not expect its impact on the consolidated financial statements to be significant.

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

4.   SHORT-TERM BORROWINGS

     GSI FACTORING AGREEMENT

The Company has a factoring agreement with a United States bank. Under the agreement, the Company may sell its accounts receivable to the bank, at the bank's option, at the value of 60 percent in fiscal 1998 and 80% as of September 14, 1998, of the face amount of each receivable the bank desires to purchase. The total amount of "unpaid advances" by the bank cannot exceed $1,333,333. The Company must pay a monthly finance charge on the outstanding unpaid advances in addition to a one-time administration fee on each purchased receivable. The unpaid advances are secured by essentially all of the assets of the Company. The term of the factoring agreement is on a year-to-year basis unless terminated in writing by Buyer or Seller. Through March 31, 1997, the Company had not sold any of its accounts receivable under the agreement. In November 1997, the Company's monthly finance charge was adjusted from 2.25 to 1.75 percent and the administration fee based on the total of factored accounts was reduced from 1 to .75 percent. During November and December 1997, the Company factored a total of $713,000 of its accounts receivable to provide working capital. Subsequently, the borrowings were repaid and there was no outstanding balance at March 31, 1998.

During fiscal 1995, the Company issued the bank a warrant to purchase 24,000 shares of its common stock at the price of $.50 per share. The warrants may be exercised beginning in December 1994 and expire in December 1999.

     ULTRA TEK FINANCING AGREEMENTS

The Company has entered into borrowing agreements with three banks in India, which are denominated in Indian Rupees. The agreements provide for borrowings based upon qualifying intercompany accounts receivable which relate to export sales. At March 31, 1997 and 1998, $6,838,000 and $7,437,000 of principal and accrued interest (246,853,000 and 295,461,000 in Indian rupees), respectively, were outstanding under these agreements and no amounts were available to borrow. Borrowings bear interest at varying rates prescribed by the Reserve Bank of India for such borrowings. At March 31, 1997 and 1998, the normal rate of interest was 13 percent per annum, with interest on overdue amounts increasing to a maximum of 26 percent. These agreements are secured by accounts receivable, property, plant and equipment, and inventories.

The Company has also entered into additional credit agreements with the same three banks, which are denominated in Indian rupees. These agreements provide for borrowings based upon qualifying inventories which relate to export sales. At March 31, 1997 and 1998, $512,000 and $467,000 (18,495,000 and 18,548,000 in
Indian rupees), respectively, were outstanding under these agreements and no amounts were available to borrow. Borrowings bear interest at varying rates prescribed by the Reserve Bank of India for such borrowings. At March 31, 1997 and 1998, the normal rate of interest was 13 percent per annum, with interest on overdue amounts increasing to a maximum of 25 percent. These credit agreements are secured by inventories and accounts receivable.

In addition to the above credit arrangements, through June 1996, the Company also had foreign letter of credit issuance facilities, denominated in Indian rupees, from the same three banks in India. At March 31, 1997, the amount due under letters of credit issued by banks on behalf of the Company and included in short-term borrowings amounted to approximately $42,000 (1,530,000 in Indian rupees). At March 31, 1997, the rate of interest on the unpaid amount was 21 percent. At March 31, 1998, there was no amount due under letters of credit.

Further, through June 1996, the Company had letter of guarantee issuance facilities from the same three banks for guarantees required to be issued to government agencies and others for various purposes. At March 31, 1997, letters of guarantee utilized against these facilities was $2,000. At March 31, 1998 there were no letters of guarantee utilized against these facilities.

The above agreements and facilities were due for renewal at various dates and amounts prior to March 31, 1998, and as such, effective June 1996, the consortium of banks "froze" all credit facilities available to the Company. In July 1997, the banks' legal counsel issued notices to Ultra Tek and the Company calling upon them to pay the outstanding amounts due. In response to the demand from the banks, the Company and Ultra Tek have submitted to the banks, as part of a "rehabilitation program", a proposed plan to reschedule a portion of the short-term borrowings at September 30, 1999 into long-term debt repayable over five years in quarterly installments commencing October 2000 or later. The proposed plan would also provide for the waiver by the banks of the penal interest on the overdue amounts, which has been accrued at a maximum interest rate of 26 percent. In addition, the plan would make available new short-term credit facilities of approximately $1.7 million (70,000,000 in Indian rupees), which would be secured by accounts receivable and inventories. Management is currently discussing the rehabilitation program with the banks. Consequently, the banks have not initiated any legal action against the Company for non-payment of the amounts due. Essentially all of the above agreements and facilities are covered by corporate guarantees from GSI, Fairplay and Tandon Associates, a related party. They are also covered by the personal guarantee of the Chairman of Ultra Tek for the amount of approximately $10,030,000.

5.   NOTES PAYABLE

In fiscal 1995, the Company entered into borrowing agreements with an Indian lending institution (which are denominated in U. S. dollars) to finance the purchase of certain property and equipment. At March 31, 1997 and 1998, $914,000 and $834,000, respectively, was owed under these agreements. The borrowings are repayable in five equal installments beginning on April 1, 1997 and ending on April 1, 1998. Interest on outstanding amounts are payable annually at a rate equal to the London Inter Bank Offer Rate (LIBOR) plus 2.75 percent. For overdue amounts, the rates of interest ranged from
20.4 to 23.2 percent per annum. At March 31, 1997 and 1998, the normal rate was 8.3 and 8.7 percent, respectively. The borrowings are secured by the property and equipment. The Company currently has defaulted on all payments due subsequent to April 1, 1997. Currently, there has been no legal action taken by the lender nor has the lender called for repayment of outstanding amounts due.

6.   EQUITY TRANSACTIONS

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

The Company accounts for the 1994 Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS 123, the Company's net loss and loss per common share amounts would have been increased to the following pro forma amounts for the years ending March 31, 1996 and 1997 (net loss amounts are in thousands):

                                                                            1997             1998
                                                                            ----             ----
         Net Loss:
              As Reported.........................................       $(12,627)         $(3,700)
              Pro Forma...........................................        (12,646)          (3,700)
         Loss Per Common Share:
              As Reported.........................................       $  (2.84)         $  (.70)
              Pro Forma...........................................          (2.84)            (.70)

Because the SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's outstanding stock options at March 31, 1996, 1997 and 1998 and changes during the years then ended is presented in the table and narrative below (shares are in thousands):


                                                                1996                 1997                  1998
                                                          -----------------   ------------------   ------------------
                                                                    Wtd.                 Wtd.                 Wtd.
                                                                    Avg.                 Avg.                 Avg.
                                                          Shares Ex. Price    Shares   Ex. Price    Shares  Ex. Price
                                                          ------ ---------    ------   ---------    ------  ---------
Outstanding at beginning of year...........................  188     $5.52        246     $3.10        124    $ 4.58

Granted....................................................  136       .85        ---       ---        ---       ---
Exercised..................................................  ---       ---        ---       ---        ---       ---
Forfeited.................................................. (78)      5.02      (122)      1.61       (43)      4.38
                                                            ----      ----      -----    ------       ----    ------
Outstanding at end of year.................................  246    $.3.10        124    $ 4.58         81    $ 4.69
                                                             ---    ------        ---    ------         --    ------
Exercisable at end of year.................................   30    $ 6.15         51    $ 5.46         59    $ 5.82
                                                             ---    ------        ---    ------         --    ------
Weighted average fair value of options granted.............         $  .55                  N/A                  N/A
                                                                    ------                  ---                  ---

The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted-average assumptions used for grants in 1997; a risk-free interest rate of seven percent; no expected dividend yield; expected lives of 5 years; expected volatility of 50% to 60%.

     COMMON STOCK PURCHASE WARRANTS

A summary of warrant activity is as follows:


                                                                  Number of
                                                                    Shares                    Option Prices
                                                                  ---------                   -------------
                  Balance, March 31, 1995                          149,000                   $  .50 to 8.40

                         Issued                                          -                                -
                         Exercised                                       -                                -
                         Redeemed                                        -                                -
                                                                   -------                    -------------

                  Balance, March 31, 1996, 1997 and 1998           149,000                     $ .50 to 8.40
                                                                   -------                    --------------
                                                                   -------                    --------------

No warrants were issued, exercised or redeemed in fiscal years 1997 and 1998.

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

7.   LITIGATION SETTLEMENT

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

8.   INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109).

Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. The valuation allowance decreased $5,467,000 in 1998.

The components of the net deferred income tax asset at March 31, 1997 and 1998 are as follows (in thousands):


                                                      1997              1998
                                                      ----              ----
         Allowance for bad debts                     $    21           $  141
         Vacation accrual                                  7                7
         Net operating loss carryforwards              7,290            4,510
         Inventory reserve                             3,013               90
         Warranty reserve                                 69               59
         Book over tax depreciation                        -              111
         Other accrual                                     -               15
                                                     -------          -------

                                                      10,400            4,933
         Less:  Valuation allowance                  (10,400)          (4,933)
                                                     --------         --------

                                                     $     -           $    -
                                                       ------           ------
                                                       ------           ------

The provision for income taxes for the years ended March 31, 1996, 1997 and 1998 are as follows (in thousands):



                                        1996          1997           1998
                                        ----          ----           ----
         Current  - Federal               $ -           $ -            $ -
                  - State                   1             1              1
                  - Foreign                 -            (3)             -
                                         ----          -----         -----

                                          $ 1          $ (2)           $ 1
                                         ----          -----         -----
                                         ----          -----         -----

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for the years ended March 31, 1996, 1997 and 1998 are as follows (in thousands):


                                              1996        1997         1998
                                              ----        ----         ----
   Income tax benefit
     at statutory federal rate              $(1,623)    $(4,653)      $(1,258)
   State and local income taxes,
     net of federal income tax effect             1           1             1
   Tax benefits not recognized                1,623       4,653         1,258
   Other items, net                               -          (3)            -
                                           --------     --------     --------

                                             $    1       $  (2)       $    1
                                           --------     --------     --------
                                           --------     --------     --------

In 1996, the pre-tax loss relating to U.S. operations was $2,027,000 and the pre-tax loss relating to foreign operations was $2,862,000. In 1997, the pre-tax losses relating to U.S. and foreign operations were $1,551,100 and $12,147,000, respectively. In 1998, the pre-tax losses relating to U.S. and foreign operations were $1,561,000 and $2,138,000, respectively.

Ultra Tek's manufacturing facilities are located in an export processing zone. Under the Indian Income-tax Act of 1961, the entire profits of a company situated in a free trade zone are exempt from income tax for a period of five consecutive years within the first eight years of operations at the option of the Company. Ultra Tek elected to claim the exemption for the five years ended March 31, 1992. Consequently, Ultra Tek did not have any income tax liability up to March 31, 1992. Under another provision of the Indian Income-tax Act of 1961, Ultra Tek will continue to be exempt from income tax to the extent of profits attributable to its export sales. For the years ended March 31, 1997 and 1998, no provision for income taxes was recorded as Ultra Tek incurred losses for tax purposes.

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

Net operating loss carryforwards as of March 31, 1998 for federal and state tax purposes are approximately $13.2 million and $5.2 million, respectively, and begin expiring in fiscal years 2009 and 1999, respectively.

9.   NET DUE (TO) FROM RELATED PARTIES

Amounts due (to) from related parties are as follows (in thousands):

                                                 March 31,            March 31,
                                                   1997                  1998
                                                ----------             ---------
         Tandon Associates, Inc.                $    ---               $(1,607)
         M. L. Tandon                                ---                  (111)
         Eastern Peripherals Limited                 171                   96
         Modular Electronics Private Ltd.            (73)                 (66)
         Tancom Electronics                          (96)                 (94)
         Advance Technology Devices                 (113)                 (36)
         Other, net                                   19                  (16)
                                                --------               ------

                                                   $ (92)             $(1,834)
                                                --------              -------
                                                --------              -------

10.  MINORITY INTEREST

On September 7, 1993, the holders of notes payable due from Ultra Tek in the amount of approximately $2.6 million contributed such amounts to Ultra Tek in exchange for Ultra Tek redeemable preference shares. The preference shares exchanged for the debt are non-voting shares, with an aggregate annual dividend amount of $25 ($0.00003 per share) per year, are mandatorily redeemable in 20 years and have a liquidation preference of approximately $2.6 million. Due to an agreement with the preference shareholders, these shares are redeemable at the option of the Company but do not have to be redeemed for 20 years. Early redemption of the shares prior to maturity can be accomplished only with the approval of a majority of the Company's outside directors. The full redemption amount is shown in the accompanying balance sheets as of March 31, 1997 and 1998 as minority interest.

11.  COMMITMENTS AND CONTINGENCIES

     a)   LEASES

     GSI leases its corporate headquarters from a related party under a three year operating lease which expires in December 1999. Ultra Tek leases certain factory premises from the Indian Government under operating leases which expire at various dates through October 2000. Future minimum payments under these and other various operating leases are as follows (in thousands):


         YEAR ENDING MARCH 31:
         ---------------------
                1999                                                       $ 99
                2000                                                         86
                2001                                                         27
                2002                                                          -
                2003                                                          -
                                                                           ----
                                                                           $212
                                                                           ----
                                                                           ----

     Gross rental expense for the years ended March 31, 1996, 1997 and 1998 was approximately $204,000, $214,000 and $222,000, respectively.

     b)   LITIGATION

     The Company is subject to lawsuits in the normal course of business. In the opinion of management and legal counsel to the Company, pending litigation will not result in a material loss to the Company.

     c)   CONTINGENCIES

     During fiscal year 1995, the Company's imports of computer components for final assembly and sale into the domestic tariff area (DTA) of India (outside the SEEPZ) came under investigation by the Indian customs authorities. As a result, Company inventories of $1,116,000 (47,447,000 in Indian rupees) were seized by the authorities. On May 30, 1995, the authorities issued a notice to the Company alleging misdeclaration of purported imports of complete computer systems as imports of computer system components. The notice calls upon the Company to explain why the authorities should not (a) confiscate all the goods so imported, (b) levy additional duty of $1,150,000 (48,885,000 in Indian rupees) on the goods already sold into the DTA, and (c) take penal action against the Company under the law. The Company paid an advance of $700,000 (20,000,000 in Indian rupees) against customs duty that may ultimately be levied by the authorities and recorded this amount in "cost of goods sold" in the accompanying statement of operations for the year ended March 31, 1995. During fiscal 1996, the authorities released the seized goods. However, because of difficulties encountered in re-exporting the goods and technological obsolescence, the entire amount of the seized goods has been included in the inventory reserve amounts discussed in Note 2 at March 31, 1997 (Inventories). No other penalties or expenses related to this government action have been incurred by the Company.

     In September 1997, the Indian customs authorities issued a "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of raw material in its inventories. The notice called upon the Company to explain why the authorities should not (a) impose duty of $605,000 (25,725,000 in Indian rupees) leviable on imported components which were alleged not accounted for in the terms of bond executed, (b) why penal action should not be initiated against the Company, and (c) why a penalty equal to the duty held to be leviable, $605,000 (25,725,000 in Indian rupees), in respect of unaccounted goods should not be imposed.

     In fiscal 1997, the Company came under investigation by the Indian Department of Revenue Intelligence (DRI) in connection with the import and export of certain components and goods used in the manufacture of power supplies and customer returns. The investigation focused on the alleged discrepancy noted between the physical stock records and books, in respect of the work-in-process inventory at March 31, 1996 and 1997 and customer returned product at March 31, 1992 through March 31, 1997. In May 1998, the DRI issued a "show cause" notice requesting that the Company explain why the DRI should not impose duties of approximately $605,000 (25,720,000 in Indian rupees). Penalties relating to the investigation, if any, have not yet been determined.

     The aggregate of threatened duties and penalties to the Company is approximately $2,500,000 (106,474,000 in Indian rupees), using the Indian rupee translation rate at January 31, 1999. Although the Company is contesting the allegations of the authorities, the outcomes of these matters are uncertain at this time. Accordingly, no additional provisions for any losses that may ultimately result have been made in these financial statements. In addition, penal action under Indian law, which the Company believes is very unlikely, could result in possible monetary fines of up to $17,335,000 at January 31, 1999.

12.  RELATED PARTY TRANSACTIONS

The Company has substantial dealings with the following entities which are owned by or affiliated with Company shareholders. The net balances due from or to each such related party at March 31, 1997 and 1998 for sales, purchases, transfers, sharing of expenses, advances and borrowings are disclosed in Notes 10 and 11 above.

The amount of loans, sales, purchases, transfers and sharing of expenses during the years ended March 31, 1996, 1997 and 1998 with each party are as follows (in thousands):

                                                                           1996              1997             1998
ADVANCE TECHNOLOGY DEVICES
     BEGINNING BALANCE                                                 $     (36)       $     (39)             (113)
         Product sales                                                         -                1                21
         Sale (purchase) of raw materials                                      -               (4)               17
         Credits for sharing common expenses                                  14                3                 7
         Sale of assets                                                        -                -                47
         Translation adjustments to/(from) the Company                         3                3                 6
         Cash transfers (to)/from the Company                                (20)             (77)              (21)
                                                                       ---------------------------------------------
     ENDING BALANCE                                                          (39)            (113)              (36)
                                                                       ---------------------------------------------

EASTERN PERIPHERALS LTD.
     BEGINNING BALANCE                                                       519              423               171
         Purchase of raw materials                                             -               (1)                -
         Charges for sharing common expenses                                (233)             (16)               (6)
         Sale/(purchase) of assets                                             9               (7)                -
         Translation adjustments to/(from) the Company                         -               (3)              (11)
         Cash transfers (to)/from the Company                                128             (225)              (58)
                                                                       ---------------------------------------------
     ENDING BALANCE                                                          423              171                96
                                                                       ---------------------------------------------

GOLDEN COMPUTER LTD.
     BEGINNING BALANCE                                                         3                1                 -
         Product sales                                                         -               (1)                1
         Cash transfers (to)/from the Company                                 (2)               -               (14)
                                                                       ---------------------------------------------
     ENDING BALANCE                                                            1                -               (13)
                                                                       ---------------------------------------------

MAAZDA TRAVEL
     BEGINNING BALANCE                                                       (13)             (10)               (1)
         Charges for travel agent services                                   (81)             (36)              (23)
         Cash transfers (to)/from the Company                                 84               45                23
                                                                       ---------------------------------------------
     ENDING BALANCE                                                          (10)              (1)               (1)
                                                                       ---------------------------------------------

MODULAR ELECTRONICS PVT. LTD.
     BEGINNING BALANCE                                                       (35)             (29)              (73)
         Purchase of raw materials                                             -                -                 7
         Charges for sharing common expenses                                  (3)               -                 -
         Credits for sharing common expenses                                   2                -                 -
         Cash transfers (to)/from the Company                                  7              (44)                -
                                                                       ---------------------------------------------
     ENDING BALANCE                                                          (29)             (73)              (66)
                                                                       ---------------------------------------------

M. L. TANDON
     BEGINNING BALANCE                                                         -                -                 -
     Unsecured loan                                                            -                -              (120)
     Translation adjustments to/(from) the Company                             -                -                 9
                                                                       ---------------------------------------------
     ENDING BALANCE                                                            -                -              (111)
                                                                       ---------------------------------------------

RADICAL CONSULTANCY SERVICES
     BEGINNING BALANCE                                                        (1)               -                 -
         Translation adjustments to/(from) the Company                         1                -                 -
                                                                       --------------------------------------------
     ENDING BALANCE                                                            -                -                 -
                                                                       --------------------------------------------

RELIABLE CONSULTANCY SERVICES PVT. LTD.
     BEGINNING BALANCE                                                       (11)               -                (2)
         Charges for sharing common expenses                                   -               (6)                -
         Credits for sharing common expenses                                  11                4                 -
         Translation adjustments (to)/from the Company                         -                -                (1)
                                                                       ---------------------------------------------
     ENDING BALANCE                                                            -               (2)               (3)
                                                                       ---------------------------------------------

                                                                           1996              1997             1998
SACHAM ELECTRONICS SERVICES PVT. LTD.
     BEGINNING BALANCE                                                        11               10                10
         Translation adjustments to/(from) the Company                        (1)               -                (1)
                                                                       ---------------------------------------------
     ENDING BALANCE                                                           10               10                 9
                                                                       ---------------------------------------------

SDJ PARTNERS
     BEGINNING BALANCE                                                       (10)               -                 -
         Rent & utilities                                                   (114)            (113)              (53)
         Cash transfers (to)/from the Company                                124              113                53
                                                                       ---------------------------------------------
     ENDING BALANCE                                                            -                -                 -
                                                                       ---------------------------------------------

ST HOLDING PVT. LTD.
     BEGINNING BALANCE                                                         -                -                (4)
         Charges for sharing common expenses                                   -               (4)                -
                                                                       ---------------------------------------------
     ENDING BALANCE                                                            -               (4)               (4)
                                                                       ---------------------------------------------

TANCOM ELECTRONICS
     BEGINNING BALANCE                                                        (3)             (49)              (96)
         Sale of raw materials                                                 -                8                67
         Sale/(purchase) of assets                                             -                6               (35)
         Credits for sharing common expenses                                  90               89                40
         Translation adjustments to/(from) the Company                        (4)               2                 9
         Cash transfers (to)/from the Company                               (132)            (152)              (79)
                                                                       ---------------------------------------------
     ENDING BALANCE                                                          (49)             (96)              (94)
                                                                       ---------------------------------------------

TANDON ASSOCIATES, INC. - NOTE RECEIVABLE
     BEGINNING BALANCE                                                         -                -                 -
         Secured loans                                                         -                -            (1,989)
         Accrued interest on loan                                              -                -               (82)
         Cash transfers (to)/from the Company                                  -                -               464
                                                                       ---------------------------------------------
     ENDING BALANCE                                                            -                -            (1,607)
                                                                       ---------------------------------------------

TANDON ASSOCIATES, INC.
     BEGINNING BALANCE                                                         -               (8)               22
         Credits for outside services and expenditures                       106              317                 -
         Credits for sharing common expenses                                   7               59                19
         Credits for research and development                                 48               27                 -
         Sale of assets                                                        -                -                40
         Cash transfers (to)/from the Company                               (169)            (373)              (81)
                                                                       ---------------------------------------------
     ENDING BALANCE                                                           (8)              22                 -
                                                                       ---------------------------------------------

TANDON DATA SYSTEMS SERVICES LTD.
     BEGINNING BALANCE                                                         -              (23)                -
         Purchase of software                                                (23)               -                 -
         Cash transfers (to)/from the Company                                  -               23                 -
                                                                       ---------------------------------------------
     ENDING BALANCE                                                          (23)               -                 -
                                                                       ---------------------------------------------

TANDON MAGNETICS (I) PVT. LTD.
     BEGINNING BALANCE                                                        (3)              (3)               (5)
         Charges (credits) for sharing common expenses                         -               (2)                1
                                                                       ---------------------------------------------
     ENDING BALANCE                                                           (3)              (5)               (4)
                                                                       ---------------------------------------------

                                                                           1996              1997             1998
TANTEC MAGNETICS
     BEGINNING BALANCE                                                         -                -                (1)
         Product sales                                                       118               26                47
         Purchase of computers                                                 -              (18)               (5)
         Sale of raw of materials                                              -                -                 5
         Charges for sharing common expenses                                   -               (1)                -
         Credits for sharing common expenses                                   1                -                 -
         Credits for outside services                                         95               37                 -
         Sale of assets                                                        -                -                18
         Cash transfers (to)/from the Company                               (214)             (45)              (64)
                                                                       ---------------------------------------------
     ENDING BALANCE                                                            -               (1)                -
                                                                       ---------------------------------------------

TANDON MOTORS PRIVATE LTD.
     BEGINNING BALANCE                                                         1                -                 -
         Cash transfers (to)/from the Company                                 (1)               -                 -
                                                                       ---------------------------------------------
     ENDING BALANCE                                                            -                -                 -
                                                                       ---------------------------------------------

TOTAL NET DUE TO RELATED PARTIES                                       $     273        $     (92)        $  (1,834)
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------

TANDON FAMILY
     BEGINNING BALANCE                                                         -        $         -         $(1,873)
         Note under Recapitalization Plan                                      -           (1,873)                -
         Interest on note                                                      -                -              (150)
                                                                       ---------------------------------------------
     Total note payable under Recapitalization Plan                            -          $(1,873)          $(2,023)
                                                                       ---------------------------------------------
                                                                       ---------------------------------------------

In fiscal year 1996, Tandon Associates repaid the Company $169,000 for expenses incurred by the Company's Singapore subsidiary and certain research and development and administrative expenses incurred by the Company for the benefit of Tandon Associates. During fiscal 1998, Tandon Associates loaned the Company $1,525,000, net of repayments, to support continuing operations. The loan, which is secured by a factoring agreement, is at a monthly interest rate of 1% on the average daily outstanding balance.

The Company believes that related party transactions are at amounts and terms which approximate market. The headquarters facility lease is at the cost of comparable office and warehouse space at the time the lease was negotiated and utilities are at estimated usage and cost. Charges and credits for common expenses and administrative services are at approximate cost and the transfer of assets is at net book value which approximates market value. The purchase of travel services is at competitive prices and the purchase of computer supplies is at cost plus a five percent mark-up to cover administrative costs. The sale of Company product is at estimated market price.

In addition, during fiscal 1998, the Company sold its manufacturing subsidiary located in Sri Lanka to Cortex, Limited, a Tandon family affiliate, which transaction resulted in a gain to the Company of approximately $590,000. In connection with the sale, Cortex, Limited, agreed to assume all of the bank debt in Sri Lanka, the facility lease, and all the obligations to employees. The Company also entered into an agreement with an affiliated part of Tandon Associates to sell its Singapore operation. The Company recorded a gain of approximately $38,000 on this transaction.

13.   FOREIGN OPERATIONS

The Company operates principally in three geographic areas: the United States, Europe, and Asia. The following is a summary of information by areas as of and for the years ended March 31, 1998, 1997 and 1996 (in thousands):

                                                                              UNITED
1998                                                                          STATES       EUROPE     ASIA      TOTAL
----                                                                          ------       ------     ----      -----
Sales originating from ...................................................     $4,305          -        276     $4,581
Loss from operations .....................................................     $1,587          -      1,386     $2,973
Identifiable assets ......................................................     $1,068          -      1,458     $2,527

                                                                               UNITED
1997                                                                           STATES      EUROPE     ASIA      TOTAL
----                                                                          ------       ------     ----      -----
Sales originating from....................................................     $2,329          -        239    $ 2,568
Loss from operations......................................................     $1,944        830      8,471    $11,245
Identifiable assets.......................................................     $1,699         42      2,414    $ 4,155


                                                                               UNITED
1996                                                                           STATES      EUROPE     ASIA      TOTAL
----                                                                          ------       ------     ----      -----
Sales originating from....................................................    $16,750          -         64    $16,814
Loss from operations......................................................    $ 1,402         50      2,368     $3,820
Identifiable assets.......................................................    $   490         19     13,974    $14,483

The Company exported approximately 13 percent, 11 percent, and 47 percent, of its total sales in the years ended 1998, 1997 and 1996, respectively. These exports are primarily to foreign subsidiaries of U. S. companies.

DOMESTIC VERSUS EXPORT SALES

                                                                                                EXPORT
                                                                                   -------------------------------
                                                                                    EUROPEAN             ALL OTHER
                                                                     DOMESTIC      COMMUNITY     ASIA      AREAS        TOTAL
                                                                     --------      ---------     ----      -----        -----
1998 Sales to unaffiliated customers......................           $  3,751          468         86          -      $  4,305
1997 Sales to unaffiliated customers......................           $  2,047          192         81          9      $  2,329
1996 Sales to unaffiliated customers......................           $  8,916        4,152      1,329      2,353      $ 16,750

14.   401K PLAN

The Company maintains a 401K plan for the benefit of its domestic employees. The Plan covers substantially all of these employees, subject to certain participation requirements. Participants may contribute from 1% to 15% of their eligible earnings, subject to certain restrictions. The Plan provides that the Company may make additional contributions to the Plan but it is not required to contribute on behalf of the participants. The Company did not incur expenses related to this Plan during fiscal years 1996, 1997 and 1998.

15.   SUBSEQUENT EVENT (UNAUDITED)

On March 11, 1999, a major customer announced the recall of approximately 60,000 power supply units manufactured and sold by the Company in fiscal 1999. The cost to the Company of the customer's decision to initiate a recall cannot be estimated at this time. However, as of July 31, 1999 the cost of the recall to the Company has been approximately $50,000.