Form 10-Q
period 1998-09-30
GOLDEN SYSTEMS INC
filed 1999-11-17
CIK 911876

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

/ /   / /

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                               September 30, 1998

                                       OR

         / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____.

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

As of September 30, 1999, there were 5,299,998 shares of no par value common stock outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                 INDEX LISTING



                                                                                Page
                                                                               Number
                                                                               ------
                                  PART I
                           FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets as of September 30, 1998 (unaudited) and
         March 31, 1998.                                                          1

         Consolidated Statements of Operations (unaudited) for the three months
         and six months ended September 30, 1998 and September 30, 1997.          2

         Consolidated Statements of Cash Flows (unaudited) for the six months
         ended September 30, 1998 and September 30, 1997.                         3

         Notes  To  Consolidated Financial  Statements (Unaudited).               4-6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                   7-10


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.              10



                                 PART II
                            OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.                                          11

Item 6.  Exhibits and Reports on Form 8-K.                                        11



                                   SIGNATURES

Signatures                                                                        12


                         Part I - Financial Information

Item 1.  Financial Statements

                              Golden Systems, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)


                                                    Sept. 30, 1998     March 31, 1998
                                                    ---------------   -----------------
                                                      (unaudited)
                                        ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                 $226                 $79
    Accounts receivable, net of allowances                     204                 871
    Inventories                                                599                 790
    Prepaid expenses and other current assets                   96                 122
                                                    ---------------   -----------------
         Total current assets                                1,125               1,862
                                                    ---------------   -----------------


PROPERTY, PLANT AND EQUIPMENT,
   at cost, net of accumulated depreciation                    579                 665

                                                    ---------------   -----------------
                                                            $1,704              $2,527
                                                    ===============   =================



                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                                  $8,119              $7,904
    Accounts payable                                         3,196               3,638
     Note payable under Recapitalization Plan                2,096               2,023
     Net due to related parties                              1,932               1,834
     Notes payable                                             781                 834
    Accrued liabilities                                      1,244               1,012
                                                    ---------------   -----------------
         Total current liabilities                          17,368              17,245
                                                    ---------------   -----------------

COMMITMENTS AND CONTINGENCIES


MINORITY INTEREST                                            2,599               2,599

SHAREHOLDERS' EQUITY
    Common Stock                                            16,405              16,405
    Accumulated deficit                                    (35,364)            (34,070)
    Cumulative translation adjustments                         696                 348
                                                    ---------------   -----------------
           Total shareholders' deficit                     (18,263)            (17,317)
                                                    ---------------   -----------------
                                                            $1,704              $2,527
                                                    ===============   =================


                              Golden Systems, Inc.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                  Three Months Ended            Six Months Ended
                                            --------------------------------    ---------------------------------

                                            Sept. 30, 1998    Sept. 30, 1997    Sept. 30,1998     Sept. 30, 1997
                                            ---------------   --------------    ---------------   ---------------
NET SALES                                             $494             $827             $1,271            $1,141

COST OF GOODS SOLD                                     437            1,186                972             1,684
                                            ---------------   --------------    ---------------   ---------------

    Gross Profit (Loss)                                 57             (359)               299              (543)
                                            ---------------   --------------    ---------------   ---------------
OPERATING EXPENSES:
  Selling,  general and administration                 358              498                667             1,121
  Research and development                              91              377                169               725
                                            ---------------   --------------    ---------------   ---------------
                                                       449              875                836             1,846

                                            --------------------------------    ---------------   ---------------
    Operating Loss                                    (392)          (1,234)              (537)           (2,389)
                                            --------------------------------    ---------------   ---------------


OTHER INCOME (EXPENSE):
  Interest expense                                    (462)            (446)              (926)             (882)
  Foreign currency transaction gains (losses)          101              (13)                94                (8)
  Gain on sale of subsidiary                           ---              ---                 61               ---
  Other income (expense)                                 2                1                 15               (17)
                                            ---------------   --------------    ---------------   ---------------
                                                      (359)            (458)              (756)             (907)
                                            ---------------   --------------    ---------------   ---------------
    Loss before provision for
        income taxes                                  (751)          (1,692)            (1,293)           (3,296)

PROVISION FOR INCOME TAXES                               1              ---                  1                 1

                                            ---------------   --------------    ---------------   ---------------
NET LOSS                                             $(752)         $(1,692)           $(1,294)          $(3,297)
                                            ===============   ==============    ===============   ===============

BASIC LOSS PER SHARE                               $ (0.14)          $(0.32)            $(0.24)           $(0.62)
                                            ===============   ==============    ===============   ===============

WEIGHTED AVERAGE NUMBER OF
     OUTSTANDING SHARES                              5,300            5,300              5,300             5,300
                                            ===============   ==============    ===============   ===============


                              Golden Systems, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                          Six Months Ended
                                                                   --------------------------------

                                                                   Sept. 30, 1998    Sept. 30, 1997
                                                                   ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $(1,294)         $ (3,297)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation  and amortization expense                                    27               133
     Provision for losses on accounts receivable                               65                61
     Provision for losses on inventories                                       30                30
     Loss on disposition of property and equipment                            ---                25
     Decrease (increase) in:
          Accounts receivable                                                 602              (334)
          Inventories                                                          45               248
          Prepaid expenses and other current assets                             2               128
     Increase (decrease) in:
          Accounts payable                                                   (245)             (131)
          Accrued liabilities                                                 285               218
                                                                   ---------------   --------------
               Net cash used in operating activities                         (483)           (2,919)
                                                                   ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                               (50)              (18)
     Proceeds from sale of property and equipment                             ---               192
     Restricted cash                                                          ---                 6
                                                                   ---------------   --------------
               Net cash provided by (used in) investing activities            (50)              180
                                                                   ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net of repayments                                 753               538
     Note payable under Recapitalization Plan                                  75               ---
     Borrowings under notes payable                                           ---                (5)
     Net change in related party balances                                     105               796
                                                                   ---------------   --------------
               Net cash provided by financing activities                      933             1,329
                                                                   ---------------   --------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                                 (253)               51

                                                                   ---------------   --------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                           147            (1,359)

CASH & CASH EQUIVALENTS, beginning of period                                   79             1,363

                                                                   ---------------   --------------
CASH & CASH EQUIVALENTS, end of period                                    $   226          $      4
                                                                   ===============   ==============


                              GOLDEN SYSTEMS, INC.

                   Notes To Consolidated Financial Statements
                                  (Unaudited)

-------------------------------------------------------------------------------

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

Note 2.           Risks and Basis of Presentation

         Results of operations for quarter ended September 30, 1998 have been determined assuming that the Company will continue as a going concern. However, the Company is currently facing significant issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized as follows:

         - At September 30, 1998, the Company had outstanding amounts due to four separate Indian lenders in the amount of $8,900,000, all of which are currently in default. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $8,119,000. At September 30, 1999, the amount due to the banks was approximately $9.9 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

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

         - The Company has incurred significant losses from operations over the past four fiscal years and the six months ended September 30, 1998; has lost its two main historical customers, which has significantly impacted its revenues; and at September 30, 1998, had a shareholders' deficit of $18.3 million. During fiscal 1999 and the six months ended September 30, 1999, the Company continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

Due to the significance of these factors in the Company's financial statements at September 30, 1998, all assets have been stated at their estimated realizable values. Costs of resolving the contingencies noted above or settling amounts due to Indian banks or Company creditors have not been recorded as management is currently unable to estimate these amounts. Accounts receivable and inventories were valued at their subsequently realized amounts (inventories at cost), and property, plant and equipment were valued based on estimates by management and in accordance with the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.


Note 3.       Inventories

         Inventories are valued at the lower of cost (first in, first out) or market. Cost includes cost of material, freight and manufacturing overhead. Inventories consist of the following (in thousands):


                                        Sept. 30, 1998     March 31, 1998
                                        --------------     --------------
                  Raw materials              $395               $584
                  Work-in-progress             93                 78
                  Finished goods              111                128
                                         --------            --------
                                             $599               $790
                                         --------            --------
                                         --------            --------


Note 4.       Commitments and Contingencies

         a)       Leases

         GSI leases its corporate headquarters from a related party under a three year operating lease which expires in December 1999. Ultra Tek leases certain factory premises from the Indian Government under operating leases which expire at various dates through October 2000. Future minimum payments under these and other various operating leases are as follows (in thousands):


                  Year ending March 31:
                    1999 (six months)        $  50
                    2000                        86
                    2001                        27
                    2002                         -
                    2003                         -
                                              ----
                                             $ 163
                                             -----
                                             -----

         b)       Litigation

         The Company is subject to lawsuits in the normal course of business. In the opinion of management and legal counsel to the Company, pending litigation will not result in a material loss to the Company.

         c)       Contingencies

         During fiscal year 1995, the Company's imports of computer components for final assembly and sale into the domestic tariff area (DTA) of India (outside the SEEPZ) came under investigation by the Indian customs authorities. As a result, Company inventories of $1,087,000 (47,447,000 in Indian rupees) were seized by the authorities. On May 30, 1995, the authorities issued a notice to the Company alleging misdeclaration of purported imports of complete computer systems as imports of computer system components. The notice calls upon the Company to explain why the authorities should not (a) confiscate all the goods so imported, (b) levy additional duty of $1,120,000 (48,885,000 in Indian rupees) on the goods already sold into the DTA, and (c) take penal action against the Company under the law. The Company paid an advance of $700,000 (20,000,000 in Indian rupees) against customs duty that may ultimately be levied by the authorities and recorded this amount in "cost of goods sold" in fiscal 1995. During fiscal 1996, the authorities released the seized goods. However, because of difficulties encountered in re-exporting the goods and technological obsolescence, the entire amount of the seized goods has been included in the inventory reserve amounts at September 30, 1998. No other penalties or expenses related to this government action have been incurred by the Company.

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

-------------------------------------------------------------------------------

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

         In summary, the Company suffered a considerable decline in cash flow during the four fiscal years ended March 31, 1998 and during the six months ended September 30, 1998. At September 30, 1998, the Company had negative working capital of $16,243,000 and an accumulated deficit of $35,364,000. Subsequent to September 30, 1998, the Company continues to experience negative cash flow as a result of continuing losses and working capital required to ramp-up production in India. While current action is being taken to develop a viable operating plan to increase sales and renegotiate the terms of certain short-term obligations with the Indian banks, there can be no assurance that any of these actions will be successfully completed.

         SECOND QUARTER OF FISCAL YEAR 1999

         Sales for the three months ended September 30, 1998 were $494,000 compared to $827,000 for the same quarter in the prior year. This decrease in sales of 40% is due principally to the receipt of orders from two new customers for power supplies and adapters in the comparable fiscal 1998 quarter. In the current quarter, the demand for adapters declined significantly and the customer that ordered power supplies in fiscal 1998 was no longer being approved for credit.

         Gross profit on second quarter sales was $57,000 compared to a gross loss of $359,000 for the second quarter in fiscal year 1998. While current quarter sales are significantly less than those for the comparable quarter in the prior year, gross margins on current shipments have improved significantly. During the second quarter in fiscal 1998, the Company was also in the process of ramping up production in response to increased demand and as a result incurred production start-up costs. Additionally, manufacturing capacity continues to be under utilized, however, unabsorbed indirect manufacturing overhead has been significantly reduced when compared to the prior year period as a result of cost reductions and the sale of the manufacturing facility in Sri Lanka.

         Selling, general and administrative expenses for the second quarter of fiscal year 1999 were $358,000 compared to $498,000 or a decline of 28%. This decrease is due to the Company's continuing efforts to reduce costs at all of its facilities and the sale of the Sri Lanka subsidiary.

         Research and development expenses for the current quarter were $91,000 as compared to $377,000 for the second quarter of fiscal year 1998 or a 76% decrease. This decrease resulted from the Company's decision during the third quarter of fiscal 1998 to shut down its product research and development facility in Scotland and relocate the research and product engineering to the United States at a much reduced level.

         Foreign currency transaction gains increased significantly during the three months ended September 30, 1998, because of the decrease in the value of the Indian rupee in relation to the U. S. dollar during the current period. These gains result primarily from net receivable balances of Ultra Tek, which are being paid in U. S. dollars.

         Net loss for the second quarter ended September 30, 1998 was $752,000 compared to a net loss of $1,692,000 for the same period in the prior year. The significant reasons for the loss decrease are set forth in the foregoing discussion.

         SIX MONTHS OF FISCAL YEAR 1999

         For the six months ended September 30, 1998, net sales were $1,271,000 compared to $1,141,000 for the same period in fiscal 1998. This 11% increase is due principally to the increase in demand for adapters, which occurred in the first quarter of fiscal 1999.

         Cost of goods sold for the first half of fiscal 1999 was $972,000 compared to $1,684,000 for the same period in fiscal 1998. This 42% decline in manufacturing cost on an 11% sales increase is due primarily to significantly improved sales margins, a reduction in production start-up costs and a decrease in unabsorbed indirect manufacturing overhead due to cost reductions and the sale of the manufacturing facility in Sri Lanka. Because of these reductions in cost of goods sold, gross profit for the six months ended September 30, 1998 was $299,000 compared to a gross loss of $543,000 for the same period in 1997.

         Selling, general and administrative expenses for the first half of fiscal 1999 were $667,000 compared to $1,121,000 for the same period in fiscal 1998, a 40% decline. This reduction in expenses was due to the Company's continuing actions to reduce costs, the most significant of which were the decision to restructure its marketing strategy that resulted in the use of sales representatives, the elimination of salaried employees and the sale of the Sri Lanka subsidiary.

         Research and development expenses for the first half of fiscal 1999 were $169,000 compared to $725,000 for the same period in fiscal 1998, or a 77% decrease. As previously commented on under the analysis of the second quarter, this reduction in expense resulted from the Company's decision to shut down its research and development facility located in Scotland during the third quarter of fiscal 1998.

         Foreign currency transaction gains of $94,000 for the first half of fiscal 1999 compared to a small loss of $8,000 in the comparable period. As in the second quarter, these gains result from a weaker Indian rupee in relationship to the U.S. dollar, which results in more rupees being paid to satisfy U.S. dollar net receivables of Ultra Tek.

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

         Net loss for the six months ended September 30, 1999 was $1,294,000 compared to a net loss of $3,297,000 for the same period in the prior year. The significant reasons for the reduction in the net loss are set forth in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the six months ended September 30, 1998 the Company used $483,000 in cash in operating activities. The major use of this cash is due to the net loss from operations, offset in part by a decrease in accounts receivable.

         INVESTING ACTIVITIES

         Cash used in investing activities during the first half of fiscal year 1999 was $50,000 due to the purchase of equipment.

         FINANCING ACTIVITIES

         Cash provided in the first half of fiscal year 1999 from financing activities aggregated $933,000. The primary factors contributing to this amount relates to a net increase in short-term borrowings totaling $753,000, resulting primarily from the accrual of interest on outstanding debt in India and an increase of $105,000 in related party balances.

         For the six months ended September 30, 1998, the Company provided $147,000 in cash, increasing the $79,000 cash balance at the beginning of the period to $226,000 at September 30, 1998. At September 30, 1999 the Company had a cash balance of $112,000. Outside of related party financing, the Company has identified no viable source of financing. While current actions are being taken to implement a viable operating plan to increase sales, renegotiate the terms of certain short-term obligations with three Indian banks and raise additional capital, there can be no assurance that any of these actions will be successfully completed.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Inapplicable

                          PART II -- OTHER INFORMATION



Item 3.           Defaults Upon Senior Securities.

                  At September 30, 1998, the Company had outstanding amounts due to four separate Indian lenders in the amount of $8,900,000, all of which are currently in default because of non-payment of principal. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $8,119,000. At September 30, 1999, the amount due was approximately $9.9 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                                 Exhibit 27.  Financial Data Sheet

                  (b)      Reports on Form 8-K

                                 No reports on Form 8-K were filed during the
                         three month period ended September 30, 1998.

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



                                    GOLDEN SYSTEMS, INC.




                            By:     /s/ Jawahar L. Tandon
                                    --------------------------------
                                    Jawahar L. Tandon
                                    Chief Executive Officer
                                    (Duly Authorized Officer of the Registrant)



                            By:     /s/ Harvey A. Marsh
                                    --------------------------------
                                    Harvey A. Marsh
                                    Vice President, Chief Financial Officer
                                    (Duly Authorized Officer of the Registrant)





                            Date: November 16, 1999
                                  ----------------------------------