Form 10-Q
period 1998-12-31
GOLDEN SYSTEMS INC
filed 1999-11-17
CIK 911876

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                DECEMBER 31, 1998

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES / / NO / X /

AS OF SEPTEMBER 30, 1999, THERE WERE 5,299,998 SHARES OF NO PAR VALUE COMMON STOCK OUTSTANDING.


================================================================================

                                  INDEX LISTING



                                                                                                  Page
                                                                                                Number
                                                                                                ------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Balance Sheets as of December 31, 1998 (unaudited) and March 31, 1998.         1

         Consolidated Statements of Operations (unaudited) for the three months
         and nine months ended December 31, 1998 and December 31, 1997.                              2

         Consolidated Statements of Cash Flows (unaudited) for the nine months
         ended December 31, 1998 and December 31, 1997.                                              3

         Notes To Consolidated Financial Statements (Unaudited).                                   4-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.                                                                   7-10


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                                10



                                     PART II
                                OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                                                            11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                           11



                                   SIGNATURES

SIGNATURES                                                                                           12


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 GOLDEN SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)


                                                    Dec. 31, 1998      March 31, 1998
                                                    ---------------   -----------------
                                                      (unaudited)
                                         ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                  $22                 $79
    Accounts receivable, net of allowances                     748                 871
    Inventories                                                488                 790
    Prepaid expenses and other current assets                  117                 122
                                                    ---------------   -----------------
         Total current assets                                1,375               1,862
                                                    ---------------   -----------------

PROPERTY, PLANT AND EQUIPMENT,
   at cost, net of accumulated depreciation                    576                 665

                                                    ---------------   -----------------
                                                            $1,951              $2,527
                                                    ===============   =================



                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                                  $8,284              $7,904
     Accounts payable                                        2,992               3,638
     Note payable under Recapitalization Plan                2,135               2,023
     Net due to related parties                              2,319               1,834
     Notes payable                                             922                 834
     Accrued liabilities                                     1,146               1,012
                                                    ---------------   -----------------
         Total current liabilities                          17,798              17,245
                                                    ---------------   -----------------

COMMITMENTS AND CONTINGENCIES


MINORITY INTEREST                                            2,599               2,599

SHAREHOLDERS' EQUITY
    Common Stock                                            16,405              16,405
    Accumulated deficit                                    (35,555)            (34,070)
    Cumulative translation adjustments                         704                 348
                                                    ---------------   -----------------
           Total shareholders' deficit                     (18,446)            (17,317)
                                                    ---------------   -----------------
                                                            $1,951              $2,527
                                                    ===============   =================


                              GOLDEN SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                     Three Months Ended                    Nine Months Ended
                                              ---------------------------------    ----------------------------------
                                               Dec. 31, 1998    Dec. 31, 1997      Dec. 31, 1998      Dec. 31, 1997
                                              ----------------  ---------------    ---------------    ---------------
NET SALES                                              $1,519           $1,937             $2,790             $3,078

COST OF GOODS SOLD                                        873            1,713              1,845              3,397
                                              ----------------  ---------------    ---------------    ---------------

    Gross Profit (Loss)                                   646              224                945               (319)
                                              ----------------  ---------------    ---------------    ---------------

OPERATING EXPENSES:
  Selling,  general and administration                    351              455              1,018              1,575
  Research and development                                 84              147                253                872
                                              ----------------  ---------------    ---------------    ---------------
                                                          435              602              1,271              2,447
                                             -----------------  ---------------    ---------------    ---------------
    Operating Profit (Loss)                               211             (378)              (326)            (2,766)
                                              ----------------  ---------------    ---------------    ---------------

OTHER INCOME (EXPENSE):
  Interest expense                                       (461)            (503)            (1,387)            (1,385)
  Foreign currency transaction gains (losses)              58             (299)               152               (307)
  Gain on sale of subsidiary                              ---              ---                 61                ---
  Other income                                              1               22                 16                  5
                                              ----------------  ---------------    ---------------    ---------------
                                                         (402)            (780)            (1,158)            (1,687)
                                              ----------------  ---------------    ---------------    ---------------
    Loss before provision for
        income taxes                                     (191)          (1,158)            (1,484)            (4,453)

PROVISION FOR INCOME TAXES                                ---              ---                  1                  1
                                              ----------------  ---------------    ---------------    ---------------
NET LOSS                                                $(191)         $(1,158)           $(1,485)           $(4,454)
                                              ================  ===============    ===============    ===============

BASIC LOSS PER SHARE                                   $(0.04)          $(0.22)            $(0.28)            $(0.84)
                                              ================  ===============    ===============    ===============

WEIGHTED AVERAGE NUMBER OF
     OUTSTANDING SHARES                                 5,300            5,300              5,300              5,300
                                              ================  ===============    ===============    ===============


                                        GOLDEN SYSTEMS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                             (unaudited)


                                                                             Nine Months Ended
                                                                     ---------------------------------
                                                                     Dec. 31, 1998     Dec. 31, 1997
                                                                     ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $(1,485)          $(4,454)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation  and amortization expense                                      38               167
     Provision for losses on accounts receivable                                 96               108
     Provision for losses on inventories                                         45                45
     Loss on disposition of property and equipment                              ---                 1
     Decrease (increase) in:
          Accounts receivable                                                    27            (1,130)
          Inventories                                                           141               672
          Prepaid expenses and other current assets                             (19)              175
     Increase (decrease) in:
          Accounts payable                                                     (448)              291
          Accrued liabilities                                                   190               252
                                                                     ---------------   ---------------
               Net cash used in operating activities                         (1,415)           (3,873)
                                                                     ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                                  (59)              (19)
     Proceeds from sale of property, plant & equipment                          ---               272
     Restricted cash                                                            ---                18
                                                                     ---------------   ---------------
               Net cash provided by (used in) investing activities              (59)              271
                                                                     ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net of repayments                                 1,130             1,035
     Note payable under Recapitaization Plan                                     75               ---
     Borrowings (repayments) under notes payable                                ---              (124)
     Net change in related party balances                                       530             1,567
                                                                     ---------------   ---------------
               Net cash provided by financing activities                      1,735             2,478
                                                                     ---------------   ---------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                                   (318)             (102)
                                                                     ---------------   ---------------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                             (57)           (1,226)

CASH & CASH EQUIVALENTS, beginning of period                                     79             1,363
                                                                     ---------------   ---------------
CASH & CASH EQUIVALENTS, end of period                                          $22              $137
                                                                     ===============   ===============



                              GOLDEN SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

================================================================================


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

NOTE 2. RISKS AND BASIS OF PRESENTATION

     Results of operations for the quarter and nine months ended December 31, 1998 have been determined assuming that the Company will continue as a going concern. However, the Company is currently facing significant issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized as follows:

     -- At December 31, 1998, the Company had outstanding amounts due to four separate Indian lenders in the amount of $9,206,000, all of which are currently in default. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $8,284,000. At September 30, 1999, the amount due to the banks was approximately $9.9 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

     -- In fiscal 1995, Ultra Tek's importing of computer components into India came under investigation by the Indian customs authorities. In September 1997, the Indian customs authorities issued a separate "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of imported raw material in its inventories. In fiscal 1997, Ultra Tek came under the investigation of the Indian Department of Revenue Intelligence concerning the import and export of certain components used in the manufacture of power supplies and customer returned product. Subsequently, a separate "show cause" notice was issued requesting explanation of why duties should not be assessed. The above governmental allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of $2.4 million and penal action being initiated against Ultra Tek. In addition, penal action under Indian law, which the Company believes is very unlikely, could result in possible monetary fines of up to a maximum of $16.9 million. The Company is contesting these allegations, but currently, the matters are unresolved and the outcomes uncertain.

     -- The Company has incurred significant losses from operations over the past four fiscal years and nine months ended December 31, 1998; has lost its two main historical customers, which has significantly impacted its revenues; and at December 31, 1998, had a shareholders' deficit of $18.4 million. During fiscal 1999 and the six months ended September 30, 1999, the Company continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

Due to the significance of these factors in the Company's financial statements at December 31, 1998, all assets have been stated at their estimated realizable values. Costs of resolving the contingencies noted above or settling amounts due to Indian banks or Company creditors have not been recorded as management is currently unable to estimate these amounts. Accounts receivable and inventories were valued at their subsequently realized amounts (inventories at cost), and property, plant and equipment were valued based on estimates by management and in accordance with the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.


NOTE 3. INVENTORIES

     Inventories are valued at the lower of cost (first in, first out) or market. Cost includes cost of material, freight and manufacturing overhead. Inventories consist of the following (in thousands):


                                              Dec. 31, 1998              March 31, 1998
                                              -------------              --------------

     Raw materials                                     $227                        $584
     Work-in-progress                                   126                          78
     Finished goods                                     135                         128
                                              -------------              --------------
                                                       $488                        $790
                                              =============              ==============



NOTE 4. COMMITMENTS AND CONTINGENCIES

     A) LEASES

     GSI leases its corporate headquarters from a related party under a three year operating lease which expires in December 1999. Ultra Tek leases certain factory premises from the Indian Government under operating leases which expire at various dates through October 2000. Future minimum payments under these and other various operating leases are as follows (in thousands):


                  Year Ending March 31:
                  ---------------------

                         1999 (three months)                           $  24
                         2000                                             86
                         2001                                             27
                         2002                                              -
                         2003                                              -
                                                                       -----
                                                                       $ 137
                                                                       =====


     B) LITIGATION

     The Company is subject to lawsuits in the normal course of business. In the opinion of management and legal counsel to the Company, pending litigation will not result in a material loss to the Company.

     C) CONTINGENCIES

     During fiscal year 1995, the Company's imports of computer components for final assembly and sale into the domestic tariff area (DTA) of India (outside the SEEPZ) came under investigation by the Indian customs authorities. As a result, Company inventories of $1,087,000 (47,447,000 in Indian rupees) were seized by the authorities. On May 30, 1995, the authorities issued a notice to the Company alleging misdeclaration of purported imports of complete computer systems as imports of computer system components. The notice calls upon the Company to explain why the authorities should not (a) confiscate all the goods so imported, (b) levy additional duty of $1,120,000 (48,885,000 in Indian rupees) on the goods already sold into the DTA, and (c) take penal action against the Company under the law. The Company paid an advance of $700,000 (20,000,000 in Indian rupees) against customs duty that may ultimately be levied by the authorities and recorded this amount in "cost of goods sold" in fiscal 1995. During fiscal 1996, the authorities released the seized goods. However, because of difficulties encountered in re-exporting the goods and technological obsolescence, the entire amount of the seized goods has been included in the inventory reserve amounts at December 31, 1998. No other penalties or expenses related to this government action have been incurred by the Company.

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

     In summary, the Company suffered a considerable decline in cash flow during the four fiscal years ended March 31, 1998 and during the nine months ended December 31, 1998. At December 31, 1998, the Company had negative working capital of $16,423,000 and an accumulated deficit of $35,555,000. Subsequent to December 31, 1998, the Company continues to experience negative cash flow as a result of continuing losses and working capital required to ramp-up production in India. While current action is being taken to develop a viable operating plan to increase sales and renegotiate the terms of certain short-term obligations with the Indian banks, there can be no assurance that any of these actions will be successfully completed.

     THIRD QUARTER OF FISCAL YEAR 1999

     Sales for the three months ended December 31, 1998 were $1,519,000 compared to $1,937,000 for the same quarter in the prior year. This decrease in sales of 22% is due principally to a decline in demand for adapters from one of the Company's customers and a former customer, which the Company is no longer approving for credit.

     Gross profit on third quarter sales was $646,000 compared to a gross profit of $224,000 for the third quarter of fiscal year 1998. This increase in gross margin is due principally to the increase in margins on unit sales which has more than offset the effect of an overall reduction in sales. The Company continues to incur unabsorbed indirect manufacturing overhead because of under-utilization of manufacturing capacity; however, this factor is being reduced as a result of cost reductions and the sale of the manufacturing facility in Sri Lanka.

     Selling, general and administrative expenses for the third quarter of fiscal year 1999 were $351,000 compared to $455,000 or a decline of 23%. This decrease is due to the Company's continuing efforts to reduce costs at all of its facilities and the sale of the Sri Lanka subsidiary.

     Research and development expenses for the current quarter were $84,000 as compared to $147,000 for the third quarter of fiscal year 1998 or a 43% decrease. This decrease resulted from the Company's decision during the third quarter of fiscal 1998 to shut down its product research and development facility in Scotland and relocate the research and product engineering to the United States at a much reduced level.

     Foreign currency transaction gains increased significantly during the three months ended December 31, 1998, because of the decrease in the value of the Indian rupee in relation to the U. S. dollar during the current period. These gains result primarily from net receivable balances of Ultra Tek, which are being paid in U. S. dollars.

     Net loss for the third quarter ended December 31, 1998 was $191,000 compared to a net loss of $1,158,000 for the same period in the prior year. The significant reasons for the loss decrease are set forth in the foregoing discussion.

     NINE MONTHS OF FISCAL YEAR 1999

     For the nine months ended December 31, 1998, net sales were $2,790,000 compared to $3,078,000 for the same period in fiscal 1998. This 9% decrease is due principally to a decrease in demand for adapters, which occurred in the current quarter of fiscal 1999, and the Company's decision to cease doing business with a former customer.

     Gross profit for the first nine months of fiscal 1999 was $945,000 compared to a gross loss of $319,000 for the same period in fiscal 1998. This major improvement on a 9% sales decrease is due primarily to significantly improved sales margins, a reduction in production start-up costs and a decrease in unabsorbed indirect manufacturing overhead due to cost reductions and the sale of the manufacturing facility in Sri Lanka.

     Selling, general and administrative expenses for the first nine months of fiscal 1999 were $1,018,000 compared to $1,575,000 for the same period in fiscal 1998, a 35% decline. This reduction in expenses was due to the Company's continuing actions to reduce costs, the most significant of which were the decision to restructure its marketing strategy that resulted in the use of sales representatives, the elimination of salaried employees and the sale of the Sri Lanka subsidiary.

     Research and development expenses for the first nine months of fiscal 1999 were $253,000 compared to $872,000 for the same period in fiscal 1998, or a 71% decrease. As previously commented on under the analysis of the third quarter, this reduction in expense resulted from the Company's decision to shut down its research and development facility located in Scotland during the third quarter of fiscal 1998.

     Foreign currency transaction gains of $152,000 for the first nine months of fiscal 1999 compared to a loss of $307,000 in the comparable period. As in the third quarter, these gains result from a weaker Indian rupee in relationship to the U.S. dollar, which results in more rupees being paid to satisfy U.S. dollar net receivables due to Ultra Tek.

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

     Net loss for the nine months ended December 31, 1999 was $1,485,000 compared to a net loss of $4,454,000 for the same period in the prior year. The significant reasons for the reduction in the net loss are set forth in the foregoing discussion.


LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     During the nine months ended December 31, 1998 the Company used $1,415,000 in cash in operating activities. The major use of this cash is due to the net loss from operations.

     INVESTING ACTIVITIES

     Cash used in investing activities during the first nine months of fiscal year 1999 was $59,000 due to the purchase of equipment.

     FINANCING ACTIVITIES

     Cash provided in the first nine months of fiscal year 1999 from financing activities aggregated $1,735,000. The primary factors contributing to this amount relates to a net increase in short-term borrowings totaling $1,130,000, resulting primarily from the accrual of interest on outstanding debt in India and an increase of $530,000 in related party balances.

     For the nine months ended December 31, 1998, the Company consumed $57,000 in cash, decreasing the $79,000 cash balance at the beginning of the period to $22,000 at December 31, 1998. At September 30, 1999 the Company had a cash balance of $112,000. Outside of related party financing, the Company has identified no viable source of financing. While current actions are being taken to implement a viable operating plan to increase sales, renegotiate the terms of certain short-term obligations with three Indian banks and raise additional capital, there can be no assurance that any of these actions will be successfully completed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Inapplicable

                          PART II -- OTHER INFORMATION



ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  At December 31, 1998, the Company had outstanding amounts due to four separate Indian lenders in the amount of $9,206,000, all of which are currently in default because of non-payment of principal. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $8,284,000. At September 30, 1999, the amount due was approximately $9.9 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                                 Exhibit 27.  Financial Data Sheet

                  (b)      REPORTS ON FORM 8-K

                                 On October 9, 1998 the Company filed Form 8-K
                         reporting the resignation of Arthur Andersen LLP, as auditors of the Company, effective October 5, 1998. It was also reported that Farber & Hass LLP had been retained as the Company's new independent accountant as of October 8, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GOLDEN SYSTEMS, INC.




                                    By:     /s/ Jawahar L. Tandon
                                            -----------------------------------
                                            Jawahar L. Tandon
                                            CHIEF EXECUTIVE OFFICER
                                            (DULY AUTHORIZED OFFICER OF THE
                                            REGISTRANT)




                                    By:     /s/ Harvey A. Marsh
                                            -----------------------------------
                                            Harvey A. Marsh
                                            VICE PRESIDENT, CHIEF FINANCIAL
                                            OFFICER
                                            (DULY AUTHORIZED OFFICER OF THE
                                            REGISTRANT)



                                    Date:   November 16, 1999
                                            -----------------------------------