Form 10-K
period 1999-03-31
GOLDEN SYSTEMS INC
filed 2000-05-10
CIK 911876

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

                            -----------------------

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


     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE CLOSING PRICE AT JANUARY 31, 2000, WAS APPROXIMATELY $265,000. THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT JANUARY 31, 2000 WAS 5,299,998.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                              GOLDEN SYSTEMS, INC.
                            INDEX TO ANNUAL REPORT ON
                                    FORM 10-K

                            For the fiscal year ended
                                 March 31, 1999

                                                                                                            PAGE
                                     PART I
Item 1.   Business............................................................................................3
Item 2.   Properties.........................................................................................15
Item 3.   Legal Proceedings..................................................................................15
Item 4.   Submission of Matters to a Vote of Security Holders................................................16

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..............................16
Item 6.   Selected Financial Data............................................................................17
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............17
Item 8.   Financial Statements and Supplementary Data........................................................24
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............24

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................................................25
Item 11.  Executive Compensation.............................................................................26
Item 12.  Security Ownership of Certain Beneficial Owners and Management.....................................31
Item 13.  Certain Relationships and Related Transactions.....................................................32

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................33
          Signatures.........................................................................................34
          Index to Consolidated Financial Statements........................................................F-1
          Financial Statements and Supplementary Data.......................................................F-1
          Reports of Independent Public Accountants.........................................................F-2


                                     PART I

         Unless otherwise indicated as used in this Form 10-K all references to a fiscal year shall mean the fiscal year of Golden Systems, Inc. ("Golden Systems" or the "Company") that ends in such year (for example, the fiscal year commencing April 1, 1998 and ending March 31, 1999 is referred to herein as "fiscal 1999" or "1999").

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

GENERAL

         The Company is in the business of designing, manufacturing and marketing switching power supplies. Historically, its customers have been OEMs of personal computers and peripheral equipment. The Company's principal customers in the past were Compaq Computer Corporation ("Compaq") and International Business Machines Corporation ("IBM"). Sales to Compaq declined significantly during fiscal 1996 and 1997. Although the Company expanded its business activity with IBM during fiscal 1996, IBM ceased to be a customer during fiscal 1997. Since fiscal 1997, the Company's primary customer has been Iomega Corporation ("Iomega"). However, since December 1999, the Company has not received any new orders from Iomega, nor has Iomega provided any explanation for this action.

         The Company uses low-cost manufacturing and labor at its manufacturing facilities to produce its products, which it designs specifically to meet the quality requirements and other specifications of its OEM customers. During fiscal 1999, the Company's manufacturing operations were located in a foreign export processing zone in Mumbai (formerly Bombay), India. Manufacturing in two other facilities located in Chennai (formerly Madras), India and Sri Lanka were discontinued in fiscal 1996 and fiscal 1998 as part of the Company's restructuring and cost reduction efforts. During fiscal 1997, the Company relocated its product design and development engineering, along with its self-certifying product safety laboratory, to Scotland. Both were moved back to the Company's headquarters office in California during the fourth quarter of fiscal 1998, as part of the Company's ongoing effort to cut costs, because anticipated sales volume to support these activities did not develop.

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

         The Company was successful in achieving certain portions of its cash recovery strategy as is demonstrated in its fiscal 1996 year-end financial statements. In particular, $2,161,000 in cash was provided by a decrease in accounts receivable as a result of specific customers granting the Company accelerated payment terms and an additional $2,270,000 in cash was provided by a reduction in inventory primarily as a result of using existing raw materials in new power supply products. These same activities resulted in cash in the amounts of $838,000 and $1,046,000, respectively, as reported in the Company's Annual Report on Form 10-K for fiscal 1997. During fiscal 1996, selling, general and administrative expenses were reduced by $1,129,000 resulting from the eventual shut-down of the manufacturing facility located in Chennai, India, staff and cost reductions in the Simi Valley corporate offices, and cost reductions in the England and Singapore sales offices. But, while achieving some success, the Company did not generate the anticipated amounts of cash recovery from inventory reduction, had only limited success in its efforts to resell the reworked, rejected product, and failed to rebuild the volume of its business.

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

         In October 1996, the Tandon family proposed a recapitalization plan (the "Recapitalization Plan") to the Independent Directors Committee. This proposal called for an investment in newly issued shares of the Company's Common Stock in the amount of $2 million by the Tandons, together with a commitment from the Tandon family to obtain a standstill arrangement with Ultra Tek's Indian bank lenders whereby such banks would agree not to demand payment of any interest or principal from the Company or Ultra Tek, or declare a default despite the Company's failure to comply with its debt covenants, for a period of not less than one year. The Company expected that the standstill arrangement would give it enough time to demonstrate its viability as an ongoing business so that it could negotiate a reasonable payment schedule with the Indian banks, rather than having the banks foreclose on Ultra Tek's assets. The Recapitalization Plan did not require that a formal standstill agreement be reached with the Indian Banks. Instead, it required that the Tandon family loan to the Company any funds necessary to meet any payment demands by the Indian Banks. The proposed per-share stock purchase price was $0.15, which exceeded the public bid price of $0.07 and the public asked price of $0.14 at the time of the proposal. The terms presented by the Tandon family would result in Tandon interests in the Company increasing from approximately 38.2% (as of March 1, 1997) to approximately 77.3% of the Company's outstanding shares.

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

         On February 21, 1997, the Independent Directors Committee determined to recommend to the Board of Directors that the Recapitalization Plan and the transactions contemplated thereby be approved. On February 27, 1997, the Board of Directors approved the Recapitalization Plan. The Company prepared a proxy statement describing the Recapitalization Plan, which was to be presented to the Company's shareholders for a vote at the 1996 Annual Meeting of Shareholders. The document was filed with the Commission, as required by federal securities law, on April 8, 1997. One month later, the Company received comments from the Commission, which the Company needed to address before the proxy statement could be delivered to the shareholders. As a result of the time taken by the Commission to prepare its comments and the time necessary for the Company to respond to them, the financial information included in the proxy statement became too old to use under federal securities rules. Because the information provided was from the third quarter of fiscal 1997, updating the financial disclosure required the completion of the 1997 fiscal year end audit. Unfortunately, the Company's worsening financial situation prevented it from undertaking this audit for some time and then, upon undertaking the audit, prevented the audit from being completed until June 1998. Having its fiscal 1997 audit in place and having filed the fiscal 1997 year end report with the Commission in June 1998, the Company proceeded to prepare quarterly reports on Form 10-Q for each of the first three quarters of fiscal 1998, which were filed with the Commission in September 1998. Because of the foregoing delays, a change in auditors, and delays in completing the audit in India using Generally Accepted Accounting Principles, the fiscal 1998 audit was not completed until August 1999, which delayed the filing of this fiscal 1999 annual report on Form 10-K with the Commission. Before the Company will be able to solicit the approval of its shareholders for the Recapitalization Plan or any other matters requiring shareholder approval, fiscal 2000 quarterly and annual reports will have to be filed.

         In order to ease the Company's worsening cash situation while the shareholder approval process was being pursued, the Tandon family agreed to invest immediately the $2,000,000 contemplated by the Recapitalization Plan. On or about March 31, 1997, the Tandon family contributed $2,000,000 consisting of cash and canceled promissory notes from the Company in exchange for 850,000 shares of the Company's Common Stock that had been authorized for issuance but never issued and a bridging promissory note from the Company in the principal amount of $1,873,000 that would be canceled when the remaining 12,483,333 shares of Common Stock issuable under the terms of the Recapitalization Plan had been authorized by the Company's shareholders and issued to the Tandon family. By its terms, the original bridge note has converted into an 8% per annum demand promissory note. All of the proceeds were used for the Company's working capital. The balance owing under that note as of March 31, 1999, was $2,173,000, including accrued interest. Further, as of that date, the Company had borrowed, net of repayments, an additional $2,234,000 from the Tandon family. This cash allowed the Company to continue operations, but aside from related party financing, the Company currently has no viable source of financing to continue its current revenue growth and achieve profitable operations and positive cash flow. At January 31, 2000, the outstanding balance, including accrued interest, due to the Tandon family was $2,353,000, in addition to $2,298,000 owing on the note payable under the Recapitalization Plan. All additional loaned amounts have either been under the terms of a factoring agreement at a monthly interest rate of 1% on the average outstanding daily balance, or been under the terms of unsecured loans, payable on demand at an interest rate of 15% per annum, commencing April 1, 2000.

         In the third quarter of fiscal 1998, the Company began implementing additional cost reductions, including the discontinuance of manufacturing operations at the Sri Lanka facility, in an effort to overcome its negative cash flow. Also, Prakash Thanky resigned and J. L. Tandon assumed the title of President. In the fourth quarter of fiscal 1998, the Company sold its Singapore and Sri Lanka subsidiaries to related parties, closed its Scotland office and initiated additional employee reductions. In addition, the Company commenced discussions with its Indian banks regarding a financial rehabilitation plan pursuant to guidelines established by the Board for Industrial and Financial Reconstruction ("BIFR"), which is an Indian authority that adjudicates all matters of financially distressed companies.

         The BIFR appointed an Operating Agency ("OA") to examine the Company's viability and prepare a viability study report. Accordingly, the Company prepared a draft rehabilitation proposal, which was submitted to the OA. The OA reviewed the proposal and forwarded the same to the BIFR along with the minutes of a joint meeting convened by the OA in March 1999. Based on the minutes of the joint meeting, the BIFR prepared its Draft Rehabilitation Scheme and advised all concerned, inviting suggestions/objections to the scheme. The Draft Scheme is subject to ongoing discussion and envisages restructuring of existing debts (unpaid principal amount of $5,129,047 to banks and financial institutions as of September 30, 1999), conversion of simple interest into a Funded Interest Term Loan amounting to $2,132,801 as of September 30, 1999, infusion of funds by way of contribution by the Tandon family amounting to $938,527 which has already occurred, and additional working capital facilities from the Indian banks of $1,642,421, which would enable the Company to generate enough resources to continue its operations and repay the restructured debts over a period of time. The BIFR held a hearing on August 16, 1999 and, after hearing all interested parties, has advised the Company and the banks to discuss further and modify the Draft Scheme to take into account the various points made at the hearing. The BIFR also instructed the OA to conduct joint meetings with the banks and the Company and to forward a modified scheme. The Company is in the process of discussing with the banks ways to modify the Draft Scheme to take into account a potential conversion of compound interest and liquidated damages into redeemable preference stock. As of January 31, 2000, the debt to the Indian lenders amounted to approximately $11,000,000.

         During February 1999, a major customer notified the Company that the plastic housing on approximately 150,000 external power supplies manufactured by the Company is subject to separation under some circumstances. The Company has worked with the customer in their recall of 60,000 units at risk of separation and in the hands of consumers. Through January 31, 2000, the cost of the recall to the Company has been approximately $50,000.

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

OFFSHORE OPERATIONS

         The electronics industry is extremely competitive, with price being a major competitive factor. The Company seeks a competitive advantage by attempting to offer high-quality, low-cost products to existing and potential customers by capitalizing on lower cost offshore manufacturing capabilities. During fiscal 1999, the Company maintained its manufacturing facility in Mumbai, India. India's large population and high unemployment rate enable the Company to employ relatively well-educated workers at low wages. The Company believes its workers are well educated relative to workers performing similar manufacturing duties in other third world countries. Most of the Company's workers are graduates of secondary school (high school equivalent), which the Company believes enables more extensive and effective worker training, permitting greater productivity. The Company further benefits from these low wages by manufacturing many power supply components in-house. The Company also employs executives who reside in India, thereby minimizing travel expense as well as salary expense.

INDIA OPERATIONS

         Ultra Tek currently manufactures all of its power supplies in a leased facility located in the Santa Cruz Electronics Export Processing Zone ("SEEPZ") in Mumbai, India. SEEPZ was established in Mumbai in 1974 as part of a series of incentive programs by the government of India to encourage domestic manufacture of products for export. These programs began in the early 1970s and, to date, the Indian government has created a number of free trade zones. Recent amendments to these programs continue the trend of expanding export incentives. The Company believes that the Indian government will continue to support these export processing zones.

         SEEPZ is 100 acres in area and is located in a northern suburb of Mumbai. It is less than five miles away from both Mumbai's domestic and international airports and less than twenty miles from its commercial docks. Almost two hundred companies employing over ten thousand people currently operate in SEEPZ. Under Indian regulations relating to SEEPZ, businesses in SEEPZ are required to export a substantial part of production.

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

STRATEGY

         Since fiscal 1996, the Company's strategy has been continued cost control and cash conservation as it seeks to rebuild its manufacturing operations. New credit lines and other sources of working capital are also being explored. Since the fourth quarter of fiscal 1995, the Company has pursued relationships with a broad range of OEMs of electronic products. The Company has sought to shift its product focus away from manufacturers of personal computers and to focus instead on manufacturers of computer peripheral equipment and other electronics products where the Company believes the margins of profit are higher. Manufacturers of these products typically require lower volumes but are not subject to the commodity price pressure that exists in the personal computer market. The Company believes that, with improved production management, higher margins can be obtained on shorter production runs because these circumstances lower the portion of the customer's price that is represented by the components in the product units. The Company's lower labor and engineering costs should thus provide an opportunity to offer competitive prices while retaining enough margin to allow the Company to generate positive cash flow. Achieving positive cash flow from operations would make the Company more attractive to existing and potential customers and should give the Company a better opportunity to reach a settlement with its Indian banks that will allow the Company to continue to operate.

         It is crucial to the Company's prospects that it develop a level of revenues from customers offering sufficient opportunities for positive profit margins that will allow the Company to be cash flow positive on an operating basis and to report operating income. As of January 31, 2000, this has not yet occurred. In addition to the production management, inventory management, customer satisfaction and new business development risks the Company faces in achieving its objectives, the Company also faces national and world economy risks, industry downturn risks and specific customer well-being risks. For example, the economic crisis that began affecting some countries in Asia in 1997 was helpful to some of the Company's competitors and harmful to some of its customers. It also disrupted the supply of raw materials from the affected countries. Further, the slump in business of the Company's largest customer in the first half of fiscal 1998, caused this customer to cut back its orders by approximately 50% from projected levels for the fourth quarter of fiscal 1998. For fiscal 1999, sales to this customer were approximately 17% less than sales for fiscal 1998, and since December 1999 through March 31, 2000, no new orders have been received.

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

         CLOSED FRAME. Closed frame power supplies have a case enclosing the power supply components and are used in product applications where end users may need access to the interior of the product and in products requiring greater power than can safely be provided by open frame power supplies. Encasing the power supply minimizes the risk of injury to end users from the high voltage components of the power supply. The Company manufactures closed frame power supplies ranging from 25 watts to 350 watts, with the 200 watt units accounting for a majority of sales. The Company offers these power supplies in a variety of configurations and works closely with its customers to modify or customize the power supplies to adapt them to particular customer specifications. Sales of closed frame power supplies accounted for approximately 21% of the Company's sales in fiscal 1998 and approximately 10% in fiscal 1999.

         OPEN FRAME. Open frame power supplies are not enclosed in a case. They tend to be used in products that require lower wattage and that are unlikely to be opened by end users. For example, open frame power supplies are used in tape and disk drives, monitors, printers and other peripheral equipment. Open frame power supplies tend to be more standardized in configuration than closed frame power supplies. The Company produces open frame power supplies ranging from 25 watts to 200 watts, with the 65 watt unit accounting for a majority of sales. Open frame power supplies accounted for approximately 2% of the Company's sales in fiscal 1998 and approximately 17% in fiscal 1999.

         A/C ADAPTERS. A/C adapters are external power supplies that connect electronic products to wall outlets. A/C adapters are used with a variety of products, including notebook and portable computers. The A/C adapters produced by the Company contain a battery recharging circuit. The Company produces A/C adapters ranging from 15 watts to 70 watts, with the 15 watt unit accounting for a majority of sales. Sales of A/C adapters accounted for approximately 75% of the Company's sales in fiscal 1998 and approximately 72% in fiscal 1999.

         Parts and License Fees. In addition to providing customers with finished power supplies, the Company has also been selling parts on hand in its efforts to reduce inventories. This activity, along with minor import license fees, accounted for 2% of the Company's sales in fiscal 1998 and approximately 1% in fiscal 1999.

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

         During fiscal 1996, the Company placed significant emphasis on improving the control of its manufacturing functions. Because of the significant decline in production in fiscal 1997, primary emphasis was placed on controlling variable expenses and liquidating existing inventories. The Company's strategy to redirect its business to supplying the needs of lower-volume OEMs that offer higher margins means that, if those customers can be secured, the Company would be manufacturing a larger number of product runs, each representing a smaller number of units. As a consequence, effective management of the manufacturing and inventory control processes is critical if these lower-volume production runs are to generate acceptable gross margins. Since fiscal 1997, the Company began to perform on this strategy. The Company achieved general market acceptance of its product design and production capabilities and began shipping A/C adapters and closed frame power supplies during the second and third quarters of fiscal 1998 to newly acquired customers. Unfortunately, the market for certain customer products began to diminish and other customers began transitioning to new product designs. The Company's limited resources did not allow it to react promptly to those changes, which caused a significant slowdown in sales during the final quarter of fiscal 1998. During fiscal 1999, sales remained soft. However, the Company believes that there is opportunity in the marketplace to obtain orders from newly acquired customers, that offer acceptable margins. Because of an evolving market and the Company's lack of capital resources, there is no assurance that sales volume can be built up to levels that would provide the Company with positive cash flow.

PRODUCT DESIGN AND DEVELOPMENT

         In fiscal 1999, the Company maintained engineering departments in Simi Valley, California and Mumbai, India. The California engineering department is principally responsible for the design development of the Company's products, while the Mumbai department is principally responsible for production and manufacturing engineering of the Company's products. The Company's product design development team in California work closely with the OEMs to design products that meet each OEM's specifications for power, price, size, and quality. Typically such a design development will start with one of the Company's standard power supplies, which will then be modified to meet the OEM's requirements. Prototypes of the OEM's product are often sent to the Company so that the Company may test the effectiveness of its proposed power supply design.

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

         Once the OEM approves the product design, the Company subjects a prototype to those testing procedures necessary to obtain product safety certification by Underwriters Laboratories, Canadian Standards Association, T.U.V. Rhineland, and Nemko. This process normally takes approximately twelve weeks. However, the Company has acquired approval to act as a self-certifying laboratory for Nemko, which facilitates the approval process by all these safety agencies, thus reducing the typical approval time required by four to six weeks. The Company's self-certification laboratory, located in Simi Valley, California, is subject to regular inspection and review by each agency. Customers typically pay all new product safety certification costs as incurred.

QUALITY CONTROL

         Personal computers, computer peripheral devices and other electronic equipment are precision products requiring each component to function as specified. The Company endeavors to manufacture power supplies to exacting standards and with very high reliability to minimize both return/replacement costs and inspection time.

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

         Despite the Company's best efforts, quality problems do arise from time to time. For example, during fiscal 1999 the Company discovered that the plastic housing on approximately 150,000 external power supplies is subject to separation at unacceptably high levels. In these situations, the Company works closely with its customer to determine a course of action and to implement it quickly in order to reduce the risk of a widespread product failure and to resolve the matter while most of the units in question are still in the distribution channel.

MARKETING AND SALES

         The Company markets and sells its products directly to OEMs of computers, peripherals, and other electronic equipment primarily through its U.S.-based sales force and manufacturing representatives and distributors with an established network of contacts in the electronics industry. The Company attends several industry trade shows, including the annual COMDEX trade show, as a means of developing customer relationships. Once the Company has established contact with an OEM, the Company targets several departments of the OEM for its sales efforts, usually giving special emphasis to the development engineering department, but with emphasis also on the purchasing and quality control departments.

         The Company's strategy for marketing and sales during fiscal 1999 was, and continues to be, directed at lower-volume OEM manufacturers that require more engineering support and smaller product volumes, but offer significantly higher prices and attractive gross margins. At present, the Company has a limited number of customers that fit this profile and there can be no assurance that it will be able to obtain a sufficient number of this type of customer or orders for a sufficient number of units to implement its strategy effectively. Further, because of the Company's precarious financial condition, potential customers have expressed concern regarding the Company's ability to provide on-going support for their product programs.

         Historically, the Company has marketed a small portion of its products through distributors. Since fiscal 1998, the Company has retained a contract sales representative, entered into private label agreements, and engaged manufacturing sales representatives and distributors. As of January 31, 2000, sales resulting from these arrangements accounted for approximately 20% of the Company's sales volume.

COMPETITION

         The electronics industry is extremely competitive, with price and quality being critical competitive factors. In recent years, price competition has become particularly intense. This competition has affected vendors to OEMs, including those that manufacture power supplies. The Company believes that the primary competitive factors in the power supply industry are price, reliability, and the ability to timely modify and deliver products to meet customer requirements. The Company believes that it has improved its operations management so that it has the ability to compete favorably with respect to these factors. The Company's lack of financial resources, however, has been a major constraint on its ability to compete effectively with its major competitors, many of whom are larger and better financed than the Company. The Company's inability to satisfy the financial strength and stability requirements IBM applied to its vendors was in large part responsible for the loss of IBM as a customer in fiscal 1997. Further, the largest portion of the Company's cost in producing a power supply is the cost of materials. The Company's financial condition has made it very difficult for the Company to obtain advantageous arrangements with its raw material suppliers, which reduces the Company's ability to compete effectively.

         The Company's principal competitors also conduct many of their manufacturing operations in countries with low-cost labor forces, but the Company believes its labor costs are competitive. Given India's large population and high unemployment rate, the Company does not anticipate rising labor costs. Moreover, the Company believes it benefits from a relatively well-educated labor force as well as a local process and manufacturing engineering group, thereby minimizing the need for costly expatriate engineers. Although the Company has automated a portion of its manufacturing processes, even with the installation of the pin-in-hole equipment, the manufacture of power supplies will continue to be labor intensive, requiring the use of skilled workers to install transformers and other components and to wind transformer coils.

         The Company's primary competitors in the OEM power supply market include Astec America, Inc., Delta, API, and Lite-on, all of which are privately held and based overseas. Additionally, management believes that many personal computer OEMs that currently purchase power supplies from third party vendors continue to have the capability to manufacture their own power supplies in-house.

BACKLOG

         Although the Company's OEM customers provide estimated annual power supply requirements, the Company usually purchases supplies and manufactures its products only against firm orders. Arrangements between the Company and its OEM customers typically provide that the customer must furnish the Company with a purchase order for the customer's power supply requirements for a three-month period. The customer must purchase 100% of the power supplies ordered for delivery within one month of the date of the purchase order. The customer may increase or decrease the number of power supplies estimated to be purchased in the second and third months from the date of the purchase order by no more than 20% and 30%, respectively. The Company's ability to enforce these provisions, however, is limited by the good faith and the market power of the customer. The Company's non-OEM customer orders also generally provide for delivery within a period of three months or less. Therefore, the Company operates without a significant backlog, relying primarily on monthly purchase orders. At January 31, 2000, firm backlog was estimated at approximately $1,000,000. Iomega, the Company's primary customer since fiscal 1997, had only minor orders in backlog at January 31, 2000, and has not provided the Company with any new orders since December 1999.

PATENTS AND PROPRIETARY RIGHTS

         The Company believes that patent rights are not significant in the power supply industry. Generally the industry's customer base is more responsive to suppliers that promptly meet its changing needs than to those that offer proprietary technology.

WARRANTIES

         The Company generally provides its customers with a one-year warranty on its power supplies and, through the end of fiscal 1999, had not experienced any significant warranty claims, except for the following event. In the fourth quarter of fiscal 1999, a major customer discovered a housing separation issue on one model of external power supply manufactured by the Company. As of January 31, 2000, the Company has spent approximately $50,000 making modifications to all the affected units. No assurances can be given as to future warranty claim levels. The Company ordinarily repairs or replaces defective goods.

EMPLOYEES

         At March 31, 1999, the Company employed 10 people in its U.S. operations, including two in engineering and operations, and eight in administration and finance. Approximately 116 people were employed in India, including 73 in manufacturing and planning, 32 in design engineering, and 11 in administration. There were no part-time employees. The Company also contracts for the services of workers through independent agencies in India. At the end of fiscal 1999, there were 379 agency workers who were engaged primarily in manufacturing and planning.

         As of January 31, 2000, full-time employees in the United States and India were 13 and 114, respectively, and there were no part-time employees.

         None of the Company's employees are represented by a union, and management believes the Company's relations with employees are good. Moreover, under Indian Law, businesses operating in the duty free export processing zones are considered public utilities, which restricts the rights of their workers to strike.

RISK FACTORS

SIGNIFICANT LOSSES

         The Company has incurred significant losses from operations over the past four years. It lost its two largest historical customers in fiscal 1996 and 1997, and has been unsuccessful in rebuilding its base of customer relationships. In addition to the promissory note of $2,298,000 (including accrued interest) outstanding under the terms of the Recapitalization Plan, the Company has additional loan balances of $2,353,000, including accrued interest, with the Tandon family, as of January 31, 2000. The only unrelated party financing available to the Company has been a receivables factoring arrangement at unfavorable rates. The Company has been unsuccessful in its efforts over the last four fiscal years to reestablish its business at levels approaching financial breakeven or approaching positive cash flow. At March 31, 1999, the Company had a shareholders' deficit of $16,737,000. Without a material change in the economics of the Company's business and the viability of its financial position, the Company's prospects as a going concern are limited.

INDIA AND INTERNATIONAL ISSUES

         The Company manufactures all of its products in India and sells to OEMs that operate in a number of foreign countries, including countries in Asia. The Company procures a significant amount of raw materials and components from vendors located in Asia. The economic uncertainties that have affected Asia over the last several years have seriously disrupted the Company's ability to deal with its vendors and its customers on an advantageous basis. These events have had an adverse effect on the Company's ability to procure raw materials and components, manufacture its products, and export its products from India to customers in the United States and Western Europe. In general, foreign manufacturing and sales are subject to risks, including changes in governmental policy, economic disruptions, transportation delays and interruptions, political turmoil, protective labor laws, currency restrictions, and the imposition of tariffs and import/export controls. Any disruption of the Company's activities, for example because of international economic sanctions against India, tensions between India and Pakistan, economic uncertainties affecting Japan, Korea and other Asian nations, or political unrest in Indonesia, could adversely affect the Company. The Company's products are not currently subject to any duties upon import to the United States or other countries to which the Company ships. Any change in this duty-free status, as a result, for example, of economic sanctions, could adversely affect the Company.

DEBT IN INDIA

         As of January 31, 2000, the Company owed its Indian lenders approximately $11,000,000. While the Company is attempting to restructure its Indian debt, the amount of debt and the cost of servicing that debt is beyond the Company's capability to afford at its current level of operations. If the Company is not able to generate sufficient levels of revenue and positive cash flow from sales to existing and new customers to service its debt, it is within the power of the Indian lenders to seize virtually all of Ultra Tek's assets in India. Further, the level of debt has been a major impediment to disposition of the Company, the sale of Ultra Tek, a business combination, or other restructuring that could change the fundamental prospects of the Company. Because the Company imports a good portion of its raw materials and components into India and exports virtually all of its sales from India, the availability of letter of credit and letter of guarantee facilities and of a positive working relationship with its lenders is more important to the Company than to businesses not so dependent upon international transactions. While the Company's Indian lenders have continued to work with the Company, there can be no assurance that they will continue to do so in the future.

AFFILIATE CONTROL

         As of January 31, 2000, the Tandon family beneficially owned approximately 48% of the

Common Stock and has, to a substantial extent, the ability to effectively control substantially all matters requiring approval by the shareholders of the Company. Such matters could include the election of members of the Board of Directors, proxy contests, mergers or the sale of substantially all the assets of the Company, tender offers, open market purchase programs or other transactions that could give shareholders of the Company the opportunity to realize a premium over the then-prevailing market price for their shares of the Common Stock.

SHORT PRODUCT LIFE CYCLES

         The personal computer industry in general, and the market for products made by the Company's OEM customers in particular, is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, and intense price competition, resulting in short product life cycles and regular reductions of unit average selling prices over the life of personal computer products. Products produced by the Company's OEM customers typically have a life cycle of eight to twelve months and dictate the Company's product life cycles. Changes in demand for personal computers, computer peripherals and other electronic products, or other negative factors affecting the electronics industry in general, or any of the Company's OEM customers in particular (including, for example, the recent downturn in the business of Iomega, the Company's largest customer in fiscal 1999), have had in the past and in the future could have a material adverse effect on the Company. The Company's financial position makes it less able than most of its competitors to deal effectively with these issues or to withstand the economic hardships they may entail.

ITEM 2            PROPERTIES

         The Company currently rents on a month-to-month basis its 7,000 square foot California facility for $4,750 per month, including utilities, from SDJ Partners, a related entity. A previous lease was renewed on January 1, 1997, amended July 1, 1997 and expired December 31, 1999. Ultra Tek leases an aggregate of 83,325 square feet of manufacturing space in an SDF in SEEPZ from the Indian government under five-year leases expiring at various dates though December 31, 2000. The Indian government typically renews such leases absent unusual circumstances. Monthly rent for Ultra Tek's SEEPZ facilities aggregates approximately $3,400, but is subject to change at will by the Indian government.

ITEM 3            LEGAL PROCEEDINGS

         During fiscal 1995, the Company's importing of computer components for final assembly and sale into the domestic tariff area ("DTA") of India (i.e., outside the export processing zone) came under investigation by the Indian customs authorities. Subsequently, inventories of $1,088,000 (47,447,000 Indian rupees) were seized by the authorities. On May 30, 1995, the authorities issued a notice to the Company alleging misdeclaration of purported imports of complete computer systems as imports of computer system components. The notice called upon the Company to explain why the authorities should not (a) confiscate all the goods so imported, (b) levy additional duty of $1,121,000 (48,885,000 Indian rupees) on the goods already sold into the DTA, and (c) take penal action against the Company under the law. The Company has paid an advance of $700,000, included in cost of goods sold in its fiscal 1995 financial statements, against customs duty that may ultimately be levied by the authorities. During fiscal 1996, the authorities released the inventories seized earlier.

         In September 1997, the Indian customs authorities issued a "show cause" notice alleging that Ultra Tek had not provided valid explanations for shortages of raw material in its inventories. The notice called upon the Company to explain why the authorities should not (a) impose duty of $590,000 (25,725,000 Indian rupees) leviable on imported components which were alleged not accounted for in the terms of bond executed, (b) why penal action should not be initiated against the Company, and (c) why a penalty equal to the duty held to be leviable, $590,000 (25,725,000 Indian rupees), in respect of unaccounted goods should not be imposed.

         In fiscal 1997, the Company came under investigation by the Indian Department of Revenue Intelligence ("DRI") in connection with the import and export of certain components and goods used in the manufacture of power supplies and customer returns. The investigation focused on the alleged discrepancy noted between the physical stock records and books in respect of the work-in-process inventory at March 31, 1996 and 1997, and customer returned product at March 31, 1992 through March 31, 1997. In May 1998, the DRI issued a "show cause" notice requesting that the Company explain why the DRI should not impose duties of $590,000 (25,720,000 Indian rupees). Penalties relating to the investigation, if any, have not yet been determined.

         The aggregate of threatened duties and penalties to the Company is approximately $2,442,000 (106,474,000 Indian rupees), using the Indian rupee translation rate at January 31, 2000. The Company is contesting the allegations of the authorities and the outcomes of all of these matters are uncertain. Accordingly, no provisions for any losses that may ultimately result have been made in the Company's financial statements. In addition, penal action under Indian law, which the Company believes is very unlikely, could result in possible monetary fines of up to approximately $16,897,000 at January 31, 2000.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended March 31, 1999.

                                     PART II

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

STOCK PRICE DATA

         The Company's Common Stock is traded in the over-the-counter market under the symbol "CRTSE". On March 31, 1999, the closing bid price for the Company's Common Stock was $.04. The following sets forth the high and low bid prices for the Common Stock over the two most recent fiscal years. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


       FISCAL QUARTER                                      HIGH          LOW

       1999 Fourth quarter                               $0.109       $0.047
       1999 Third quarter                                   N/A        0.016
       1999 Second quarter                                0.016        0.016
       1999 First quarter                                 0.031        0.016

       FISCAL QUARTER                                      HIGH          LOW

       1998 Fourth quarter                               $0.031       $0.031
       1998 Third quarter                                 0.047        0.031
       1998 Second quarter                                0.094        0.031
       1998 First quarter                                 0.219        0.047

         The approximate number of holders of record of the Company's Common Stock on January 31, 2000 was 63. The Company has not paid dividends on its Common Stock and has no present intention of doing so in the foreseeable future. Instead, the Company intends to utilize its cash resources in the operation of its business.

ITEM 6            SELECTED FINANCIAL DATA



                                                                  Years Ended March 31,
                                                   1995        1996         1997         1998        1999
                                                --------------------------------------------------------------
SUMMARY OF OPERATIONS:                                      (in thousands except share data)
Net sales                                     $ 24,539      $16,814      $  2,568       $ 4,581      $3,935
Net income (loss)                              (13,308)      (4,890)      (12,627)       (3,700)        113
Net income (loss) per share                      (2.99)       (1.10)        (2.84)         (.70)        .02



                                                                     As of March 31,
                                                   1995        1996         1997         1998        1999
                                                --------------------------------------------------------------
BALANCE SHEET DATA:                                                  (in thousands)
Working capital                               $  2,589      $(2,282)      $(12,489)    $(15,383)  $(14,766)
Total assets                                    22,649       14,483          4,155        2,527      2,048
Long-term debt                                     856          934            ---          ---        ---
Minority interest                                2,599        2,599          2,599        2,599      2,599
Total shareholders' equity (deficit)             3,355       (2,010)       (14,168)     (17,317)   (16,737)

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

         In fiscal 1996, the Company implemented a program to overcome its cash difficulties through inventory reduction, organizational restructuring, price increases, volume growth and more favorable payment terms from the Company's existing customers. While a number of elements of that program were successfully implemented, the Company has not been able to generate anticipated amounts of cash from inventory reduction and, through the end of fiscal 1999, was unsuccessful in its efforts to resell the reworked rejected product. In addition, the Company has not yet been successful in significantly building its sales volumes to its existing customers or to new customers. While the Company has implemented a plan to transition its business focus to power supplies for products that are less price sensitive and therefore provide a greater opportunity to develop positive profit margins, it has not been successful in doing so. There can be no assurance that the Company will have sufficient resources to carry out its plan in the future or, even if the resources are available, that the Company will be able to successfully develop the necessary customer relationships and obtain enough product contracts to allow it to continue to operate its business. As of December 31, 1999, the Company has received orders for power supplies that yield an average gross margin of approximately 28%. Assuming gross margins remain at that level, it is estimated that the Company will need to achieve approximately $7 million in annual net sales to achieve a break-even from operations (before interest expense and other income/expense).

         In fiscal 1997, the Tandon family invested $2,000,000 as part of the Recapitalization Plan. As of March 31, 1999, the Company had borrowed, net of repayments, an additional $2,234,000 from the Tandon family. This cash has allowed the Company to continue operations, but aside from related party financing, the Company currently has no viable source of financing to continue its current revenue growth and achieve profitable operations and positive cash flow. At January 31, 2000, the outstanding balance, including accrued interest, due the Tandon family was $2,353,000, exclusive of the $2,298,000 demand promissory note payable under the Recapitalization Plan.

         In light of these facts, and the operating results discussed below, the Company continues to look at opportunities to obtain additional capital from sources outside the Company and at transactions that would change its fundamental structure.

RESULTS OF OPERATIONS

         Results of operations for fiscal 1999 have been determined assuming that the Company will continue as a going concern. However, the Company is currently facing significant issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized as follows:

     - At March 31, 1999, the Company had outstanding amounts due to four separate Indian lenders in the amount of $9,579,000, all of which are currently in default. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $8,617,000. At January 31, 2000, the amounts due to the four separate Indian lenders was approximately $11,000,000, including accrued interest. The Company has insufficient funds available to repay the lenders. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the lenders include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

    - In fiscal 1995, Ultra Tek's importing of computer components into India came under investigation by the Indian customs authorities. In September 1997, the Indian customs authorities issued a separate "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of imported raw material in its inventories. In fiscal 1997, Ultra Tek came under the investigation of the Indian Department of Revenue Intelligence concerning the import and export of certain components used in the manufacture of power supplies and customer returned product. Subsequently, a separate "show cause" notice was issued requesting explanation of why duties should not be assessed. The above governmental allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of approximately $2,500,000 (106,474,000 Indian rupees), using the Indian rupee translation rate at January 31, 1999. In addition, penal action under Indian law, which the Company believes is very unlikely, could result in possible monetary fines of up to approximately $16,897,000. The Company is contesting these allegations, but currently, the matters remain unresolved and the outcomes uncertain.

    - The Company has incurred significant losses from operations over the past four years; has lost its two main historical customers, which has significantly impacted its revenues; and at March 31, 1999, had a shareholders' deficit of $16,737,000. During fiscal 2000, the Company continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

         Due to the significance of these factors in the Company's financial statements at March 31, 1999, all assets have been stated at their estimated realizable values. Costs of resolving the contingencies noted above or settling amounts due to Indian banks or Company creditors have not been recorded as management is currently unable to estimate these amounts. Accounts receivable and inventories were valued at their subsequently realized amounts (inventories at cost), and property, plant and equipment were valued based on estimates by management and in accordance with the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.

         NET SALES. The Company records substantially all sales of finished goods in the United States. Sales originating outside of the United States were not material during fiscal 1997, 1998 and 1999. During fiscal 1997, 1998 and 1999, export sales from the United States were 11%, 12%, and 35% of total sales, respectively, representing sales to foreign subsidiary companies of United States companies located primarily in Europe and Asia. All product shipments to fill customer orders are made from the Company's manufacturing facility in India. Until manufacturing was discontinued there in the third quarter of fiscal 1998, certain components were produced at the Company's facility in Sri Lanka and sent to India for the final assembly of the finished power supply units.

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

         Fiscal 1998 sales were $4,581,000, a 78% increase over fiscal 1997 sales. This increase was due almost entirely to shipments to Iomega, a new customer in fiscal 1998. Net sales to Iomega and Nexar were 65% and 15% of net sales, respectively. There were no sales to Compaq or IBM.

         Sales in fiscal 1999 were $3,935,000, a 14% decrease from fiscal 1998 sales. This decrease was due almost entirely to the Company's decision to no longer do business with Nexar, and a decline in the volume of shipments to Iomega. These declines in sales were partially offset by sales to one new customer and increased sales to two existing customers, none of which were major customers of the Company during fiscal 1999.

         GROSS PROFIT. Gross loss for fiscal 1997 was $4,537,000 compared to a gross profit of $45,000 in fiscal 1996. As a consequence of not selling certain inventory, including $1,300,000 (47,447,000 Indian rupees using the translation rate at March 31, 1997) of inventory of computers previously seized and subsequently released by Indian customs authorities, and declining sales volumes in fiscal 1997, the Company reduced the carrying value of inventories by $4,325,000, which charge is included in cost of goods sold. Partially offsetting the negative impact of this charge on gross profit was the sale of 38,000 reworked units for $628,000, which had been written off after the fiscal 1995 product rejection. The only cost associated with these sales was $144,000 for rework.

         Gross profit for fiscal 1998 was $249,000 compared to a gross loss of $4,537,000 in fiscal 1997. The improved gross margin in fiscal 1998 over fiscal 1997 is due primarily to the reduction in carrying value of inventories in fiscal 1997 in the amount of $4,325,000, which charge was included in cost of goods sold. The Company achieved only a slight gross profit on increased sales because of low overall gross margins and unabsorbed production overhead due to excess plant capacity and inefficient production runs resulting from small monthly orders.

         Fiscal 1999 gross profit was $1,301,000 compared to $249,000 in fiscal 1998. The improved gross margin in fiscal 1999 on a 14% decrease in sales is due to significantly improved sales margins resulting in part from the use of slow moving inventory, the carrying value of which was reduced in fiscal 1997, a reduction in production start-up costs, and a decrease in unabsorbed indirect manufacturing overhead due to cost reductions and the sale of the manufacturing facility in Sri Lanka in the fourth quarter of fiscal 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3,348,000 in fiscal 1997 compared to $3,435,000 in fiscal 1996. These expenses did not change significantly from the prior year due principally to cost containment actions and employee attrition in the United States, India and Sri Lanka.

         Selling, general and administrative expenses were $2,246,000 in fiscal 1998 compared to $3,348,000 in fiscal 1997, or a 33% decrease. This decrease resulted from several factors, the most significant of which includes a restructure of the Company's marketing strategy that resulted in the use of sales representatives and the elimination of salaried employees, and other cost containment actions in fiscal 1998, as well as the nonrecurrence of expenses relating to the Recapitalization Plan in fiscal 1997.

         Selling, general and administrative expenses were $1,525,000 in fiscal 1999 compared to $2,246,000 for fiscal 1998. This 32% decrease in expenses was due to the Company's continuing actions to reduce costs, the most significant of which were the decision to restructure its marketing strategy resulting in the use of sales representatives, the elimination of salaried employees, and the sale of the Sri Lanka subsidiary.

         RESEARCH AND DEVELOPMENT. Research and development expenses were $865,000 in fiscal 1997 compared to $430,000 in fiscal 1996. This 101% increase resulted from the establishment of a research and product development facility in Scotland during the second quarter of fiscal 1997. This action was part of the Company's strategy to develop higher gross margin power supplies for OEMs of electronic equipment other than personal computers.

         Research and development expenses were $976,000 in fiscal 1998 compared to $865,000 in fiscal 1997. The 13% increase in these expenses was due to the Company's research and product development facility in Scotland being fully staffed for the first nine months of fiscal 1998. During the prior year, the facility began staffing during the second fiscal quarter and did not become fully operational until the final quarter of fiscal 1997. Because of a lack of funding, this facility was discontinued in December 1997, and the research and development engineering was relocated to the United States at a much reduced level.

         Research and development expenses for fiscal 1999 were $341,000 compared to $976,000 in fiscal 1998, a 65% decrease. This significant decrease resulted from the Company's decision during the third quarter of fiscal 1998 to shut down its product research and development facility in Scotland and relocate the research and product engineering to Simi Valley, California at a significantly reduced level.

         PROPERTY, PLANT AND EQUIPMENT IMPAIRMENT LOSS. Because of the continuing decline in sales volume and the difficulties encountered during fiscal 1997 by the Company in implementing its marketing strategies, it was determined that an impairment of the value of property, plant and equipment may exist. Accordingly, a charge of $2,495,000 was taken as of March 31, 1997 to record the assets at estimated current value.

         EXTINGUISHMENT OF ACCOUNTS PAYABLE. In fiscal 1999, the Company decided to credit income for certain accounts payable aggregating $2,174,000 for which no demand has been made against the Company. Creditors owed on those accounts became barred in fiscal 1999 under the Indian Limitation Act from making any future demand on the Company to make payment on these obligations.

         INTEREST EXPENSE. Interest expense in fiscal 1997 was $1,585,000 compared to $1,253,000 in fiscal 1996. The 26% increase is primarily due to the higher interest rates being charged by the Company's Indian banks on short-term debt that is currently delinquent.

         Interest expense in fiscal 1998 was $1,998,000 compared to $1,585,000 in fiscal 1997. The 26% increase over the prior year was due to interest accrued on the demand promissory note payable to the Tandon family under the Recapitalization Plan, entered into in March 1997, interest on other related party financing that was implemented in order to continue the operations of the Company, and accounts receivable factoring with a United States bank at monthly interest rates ranging from 2.25% to 1.75%, plus administration fees ranging from 1% to .75%.

         Interest expense in fiscal 1999 was $1,828,000 compared to $1,998,000 in fiscal 1998. The 9% decrease was due principally to the change in the value of the Indian rupee, which affected the translation of interest expense on the debt in India.

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

         OTHER INCOME. Other income of $224,000 in fiscal 1997 increased approximately 22% over the prior year, due to product development fees and scrap sales in fiscal 1997, offset in part by a decline in interest income on lower restricted cash deposits required to secure letters of credit and letters of guarantee.

         For fiscal 1998, substantially all of the Company's other income of $285,000, an increase of 27% over 1997, resulted from the sale of property and equipment, which had been recorded at estimated fair value in fiscal 1997, as determined by applying SFAS 121.

         Other income in fiscal 1999 was $164,000 or approximately 42% lower than the prior year. This decrease was due to a significant reduction in the sale of property and equipment.

         NET INCOME (LOSS). For fiscal 1997, 1998 and 1999 the Company's net income (loss) was $(12,627,000), $(3,700,000), and $113,000, respectively.
Before giving effect to the $2,174,000 extinguishment of accounts payable in fiscal 1999, net income (loss) from operations was ($2,061,000).

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

         During fiscal 1999, cash used in operating activities was $1,947,000 compared to $4,194,000 of cash used in fiscal 1998. This reduction in cash consumed in fiscal 1999 was due primarily to a reduction in the net loss to $2,061,000 (before giving effect to a $2,174,000 extinguishment of accounts payable) for the current year versus a loss of $3,700,000 in fiscal 1998. During fiscal 1999, the Company also generated cash from a decrease in accounts receivable because of the decline in sales, whereas in fiscal 1998, there was an increase in accounts receivable resulting from an increase in sales.

INVESTING ACTIVITIES

         In fiscal 1997, cash generated by investing activities was $795,000, compared to $92,000 in cash used by investing activities in fiscal 1996. This increase in cash was due to the decrease in restricted cash as a consequence of the continuing decline in manufacturing and shipping activity in India, which resulted in lower restricted cash deposits required to secure letters of credit and letters of guarantee. As of March 31, 1997 there was virtually no activity in India requiring deposits on letters of credit and letters of guarantee. Purchases of property, plant and equipment were also severely curtailed.

         In fiscal 1998, cash provided by investing activities was $319,000 compared to $795,000 provided in fiscal 1997. The primary source of this cash in fiscal 1998 was from the sale of property and equipment.

         In fiscal 1999, $78,000 in cash was used in investing activities, compared to $319,000 in cash being provided during fiscal 1998. As previously stated, the fiscal 1998 cash resulted from the sale of property, plant and equipment, whereas such sales during fiscal 1999 were significantly reduced.

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

         Cash provided by financing activities for fiscal 1999 was $2,300,000 compared to $3,168,000 in fiscal 1998. This decrease is due primarily to the reduction in working capital loans being made to the Company by related party entities.

         In summary, the Company has suffered a considerable decline in cash flow over the last three years for the aforementioned reasons. At March 31, 1999, the Company had negative working capital of $14,766,000 and a retained deficit of $16,737,000. While current actions are being taken to implement a viable operating plan to increase sales, renegotiate the terms of short-term obligations with the Indian banks, and raise additional capital, there can be no assurance that any of these actions will be successfully completed.

         Since March 31, 1996, the Company has been negotiating with its Indian banks for an extension of payment terms of existing debt as well as an extension of credit to support planned production and sales. In July 1997, the banks' legal counsel issued notices to Ultra Tek and the Company calling upon them to pay the outstanding amounts due. The banks have not initiated any legal action against the Company for non-payment of the amounts due, since Ultra Tek has been declared a sick company by the Board of Industrial and Financial Reconstruction ("BIFR") of the Government of India.

         The BIFR appointed an Operating Agency ("OA") to examine the Company's viability and prepare a viability study report. Accordingly, the Company prepared a draft rehabilitation proposal, which was submitted to the OA. The OA reviewed the proposal and forwarded the same to the BIFR along with the minutes of a joint meeting between the Indian banks and the Company convened by the OA in March 1999. Based on the minutes of the joint meeting, the BIFR prepared its Draft Rehabilitation Scheme and advised all concerned inviting suggestions/objections to the scheme. The Draft Scheme is subject to ongoing discussion and envisages restructuring of existing debts (unpaid principal amount of $5,129,047 to banks and financial institutions as of September 30,
1999), conversion of simple interest into a Funded Interest Term Loan amounting to $2,132,801 as of September 30, 1999, infusion of funds by way of contribution by the Tandon family amounting to $938,527 which has already occurred, and additional working capital facilities from the Indian banks of $1,642,421, which would enable the Company to generate enough resources to continue its operations and repay the restructured debts over a period of time. The BIFR held a hearing on August 16, 1999 and after hearing all interested parties, has advised the Company and the banks to discuss further and modify the Draft Scheme to take into account the various points made at the hearing. The BIFR also instructed the OA to conduct joint meetings with the banks and the Company and to forward a modified scheme. The Company is in the process of discussing with the banks ways to modify the Draft Scheme to take into account a potential conversion of compound interest and liquidated damages into redeemable preference stock. Essentially all of the Ultra Tek short-term borrowing agreements and facilities are secured by the assets of Ultra Tek and are covered by corporate guarantees from the Company, Fairplay Group, Inc. ("Fairplay"), an intermediate holding company, and Tandon Associates, a related party. They are also covered by the personal guarantee of the Chairman and Managing Director of Ultra Tek for the amount of approximately $10,030,000.

         Subsequent to the fiscal year ended March 31, 1999, the Company continues to experience negative cash flow as a result of continuing losses and sporadic ramp-ups of production in India. In order to obtain the necessary cash to operate, the Company has a factoring agreement with a United States bank at a monthly financing fee of 1.75% and an administration fee applied to the total of factored accounts of .75%. Under the terms of the agreement, the bank may purchase up to $1,333,333 in accounts receivable from the Company in return for cash equal to 80% of the face value of the purchased accounts receivable. At January 31, 2000, the Company had factored accounts receivable invoices totaling $240,000.

YEAR 2000 COMPLIANCE

         The Company has in place a plan to address Year 2000 readiness of its internal computer systems and key suppliers. It is not anticipated that the Company's products will affect its customers' Year 2000 compliance. The Year 2000 readiness team consists entirely of internal personnel, as the Company's lack of resources does not permit the use of external consultants. The team's activities are directed to ensure that there will be no material adverse effects on the Company's business operations and that transactions with customers and suppliers will not be materially interrupted by the advent of Year 2000. The Company estimates costs to assure Year 2000 compliance will approximate $50,000. It is expected that some of these costs will be financed, to the extent that suppliers offer financing arrangements, and the balance will come either from cash from operations or accounts receivable financing.

         The Company has upgraded its accounting and telecommunications software to ensure Year 2000 compliance in the United States. In India, personal computers have been upgraded to allow for software upgrades.

         While the Company believes its planning efforts have been adequate to address known Year 2000 concerns, there can be no assurance that all internal systems, as well as those of third parties upon which the Company relies, will be Year 2000 compliant on a timely basis and will not have a material affect on the Company's operations, especially those located in a third-world country. As of January 31, 2000 the Company has not experienced any significant computer failures due to the advent of Year 2000.


ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item is included in Part IV of this report.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 5, 1998, the Company received the written resignation of Arthur Andersen LLP, as its auditors, effective immediately.

         For each of the fiscal years ended March 31, 1996 and March 31, 1997, the accountant's report on the financial statements was qualified as to the uncertainty of the Company's ability to continue as a going concern. This uncertainty was based on (1) the Company's default on payments due lenders in the amount of $8,306,000, as of March 31, 1997 (2) Indian Customs and Department of Revenue Intelligence allegations and investigations that could lead to additional duty and penalties against the Company's Indian subsidiary in an amount then believed to be approximately $8,400,000 (since revised to approximately $2,442,000) and possible penal action, (3) continuing significant losses from operations, which resulted in a shareholder deficit of $14,168,000 at March 31, 1997 and (4) a lack of a viable source of financing, other than from a related party.

         Because of the resignation of the Company's former auditors, the Company engaged Farber & Hass LLP as its new independent accountants. This engagement for the audit of the financial statements for the fiscal year ended March 31, 1998, was effective October 8, 1998.

         For the same reasons referred to above, the accountant's reports on the Company's financial statements for the fiscal year ended March 31, 1998 and 1999 were qualified as to the uncertainty of the Company's ability to continue as a going concern.

         The Audit Committee of the Board of Directors was advised of the former accountant's resignation and approved the engagement of the new independent accountant, Farber & Hass LLP, on October 8, 1998.

                                    PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The following table sets forth certain information concerning each person who is an executive officer, director or significant employee of the
Company:

NAME                                             AGE              POSITION
----                                             ---              --------
J.L. Tandon                                       50              Chairman,  Chief  Executive  Officer  and
                                                                  Director
M.L. Tandon                                       60              Chairman of the board of directors of
                                                                  Ultra Tek, the Company's manufacturing
                                                                  subsidiary
Naren Bansal                                      43              President and Chief Operating Officer
Harvey A. Marsh                                   61              Chief  Financial  Officer,  Secretary and
                                                                  Director
R.D. Middlebrook, Ph.D.                           70              Director*
Robert Sherburne                                  79              Director*


     *Member of the Audit Committee, Compensation Committee, Subsidiary Securities Committee and Independent Directors Committee

         J. L. Tandon has been Chief Executive Officer and a director of the Company since February 1991 and served as President from February 1991 to April 1995, and again from November 1997 to October 1999. On October 11, 1996, J.L. Tandon was elected Chief Financial Officer of the Company and served in that position until September 1998. From December 1978 to July 1993, J. L. Tandon was President of Tandon Associates, an affiliate of the Company. From March 1992 to August 1993, J. L. Tandon was President of Tantec, Inc., an affiliated company. From 1983 to present, J. L. Tandon has been President and a director of Clady International Corporation, Fairplay and Lunenburg S. A., all affiliated companies. J. L. Tandon is M. L. Tandon's brother.

         M. L. Tandon served as a director of the Company from August 1993 through April 1995. M. L. Tandon has been a director and Chairman of Ultra Tek, a subsidiary of the Company, since October 1985. From June 1988 to March 1995, M.L. Tandon was Managing Director of Ultra Tek. M. L. Tandon was Managing Director of Tandon Motors P. Ltd., an affiliated company, from June 1982 to August 1989. M. L. Tandon is J. L. Tandon's brother.

         Naren Bansal became President and Chief Operating Officer of the Company on October 15, 1999. Mr. Bansal has been an employee of the Company since 1990 and most recently held the position Vice President, Operations and Sales.

         Harvey A. Marsh became Vice President, Chief Financial Officer, Secretary and director in September 1998. From October 1996 to April 1998,
Mr. Marsh acted as a financial consultant to the Company and other Tandon affiliated companies and joined the Company as an employee in April 1998. From January 1993 to June 1996, Mr. Marsh was Vice President, Finance and Chief Financial Officer of FACT Retirement Services. Mr. Marsh is also a director of Bender Growth Fund.

         R. D. Middlebrook, Ph.D. joined the Company as a director in August 1993. From 1955 to present, Dr. Middlebrook has been a professor of Electrical Engineering at California Institute of Technology.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Naren Bansal became President of the Company on October 21, 1999, and a Form 3 was not filed on Mr. Bansal's behalf on a timely basis.

ITEM 11    EXECUTIVE COMPENSATION

COMPENSATION

             The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company paid or accrued by the Company to the Chief Executive Officer and to each of the four other most highly compensated officers of the Company for each of the fiscal years in the three-year period ended March 31, 1999.



                           SUMMARY COMPENSATION TABLE



                                                                        Long-Term Compensation
                                                                   ---------------------------------
                                         Annual Compensation               Awards           Payouts
                                   ------------------------------  --------------------    ---------
                                                                               Securities
                                                                    Restricted Underlying
                                                      Other Annual   Stock       Options/    LTIP      All Other
  Name and Principal         Fiscal   Salary   Bonus  Compensation   Awards       SARs      Payouts   Compensation
      Positions               Year   (1) ($)    ($)       (2) ($)      ($)        (#)         ($)          ($)
  ------------------         -----   --------  -----  ------------  ---------  ----------  --------   ------------
J.L. Tandon                  1999     198,000    0       15,355         0         ---          0           ---
  President, Chief           1998     198,000    0       22,676         0         ---          0           ---
  Executive Officer          1997     198,000    0       22,282         0         ---          0           ---
  and Chief Financial
  Officer
Harvey A. Marsh(3)           1999     68,938     0         0            0         ---          0           ---
  Chief Financial
  Officer
David B. Barton(4)           1997     51,230     0         0            0         ---          0           ---
  Senior Vice President,
  Sales and Marketing
Michael D. Thomas(4)         1997    151,661     0       60,000         0         ---          0           ---
  President, Chief                               0
  Operating Officer &
  Chief Financial
  Officer
Prakash Thanky(5)            1998     118,200    0         0            0         ---          0           ---
  President                  1997     117,000    0         0            0         ---          0           ---



(1) Includes compensation deferred at the officer's election. J.L. Tandon has deferred compensation of $96,500 in fiscal 1999.

(2) Represents supplemental income bonus, automobile allowance, club dues and payments made toward medical and group life insurance on behalf of executive officers.

(3) Mr. Marsh became an employee of the Company on April 6, 1998 and was appointed Chief Financial Officer on September 8, 1998.

(4)  Messrs. Barton and Thomas resigned from the Company in July 1996.

(5) Mr. Thanky resigned from the Company in November 1997. His salary includes vacation and salary continuation pay through December 31, 1997.

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

         In September 1993, the Board of Directors granted each outside director an option to purchase 20,000 shares of Common Stock at the initial offering price to the public of $7.00. The Company's policy through fiscal 1996 was to issue its outside directors options to purchase 20,000 shares upon election to the Board and options to purchase 5,000 additional shares after each two years of subsequent service. A proposal to adopt a formula grant amendment to the Company's 1994 Plan implementing this policy was approved by the Company's shareholders at the 1995 Annual Meeting of Shareholders. All such grants would be at fair market value. No options have been granted since fiscal 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None.

1994 STOCK OPTION PLAN

         Key employees, including Directors who are key employees, who are chosen by the Compensation Committee are eligible to participate in the 1994 Plan. Messrs. J. L. Tandon and M. L. Tandon have agreed that they will not be eligible to receive grants of options under the 1994 Plan.

         There were no stock options granted or exercised during the fiscal year ended March 31, 1999, nor were there any unexercised stock options at March 31, 1999, held by any executive officer.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board for fiscal 1999 was comprised of Messrs. Middlebrook and Sherburne. The Compensation Committee establishes the general compensation policies of the Company, establishes the compensation plans and specific compensation levels for executive officers, and administers the 1994 Plan.

         As required by Commission rules designated to enhance the disclosure of the Company's executive compensation policies and practices, the following is the Compensation Committee's report submitted to the Board of Directors addressing the compensation of the Company's executive officers for fiscal 1999.

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

         In the fiscal year ended March 31, 1999, the annual base salary of Mr. J.L. Tandon was unchanged at $198,000, a level determined to be appropriate by the Compensation Committee based on comparable chief executive salaries of a peer group of companies and of direct competitors referred to above, the

Company's overall performance in the prior fiscal year, and Mr. J.L. Tandon's efforts and contributions to the Company.

         BONUSES. The Company's executive officers are eligible for annual bonuses based upon recommendations made by Mr. J.L. Tandon (as to the other executive officers) and the Compensation Committee (as to Mr. J.L. Tandon) as to individual performance and the Company's achievement of certain operating results.

         Amounts of individual awards are based principally upon the results of the Company's financial performance during the prior fiscal year. The amount of awards for senior officers are within guidelines established by the Compensation Committee and Mr. J.L. Tandon as a result of their review of total compensation for senior management of peer companies and competitors. The actual amount awarded, within these guidelines, will be determined principally by the Compensation Committee's and Mr. J.L. Tandon's assessment of the individual's contribution to the Company's overall financial performance. Consideration is also given to factors such as the individual's successful completion of a special project, any significant increase or decrease in the level of the participant's executive responsibility and the Compensation Committee's and Mr. J.L. Tandon's evaluation of the individual's overall efforts and ability to discharge the responsibilities of his position. In fiscal 1999, in light of the Company's financial results, no bonuses were paid to any of the executive officers named in the Summary Compensation Table.

         Mr. J.L. Tandon received no bonus with respect to the March 31, 1999 fiscal year. In determining bonuses in future years, the Compensation Committee will give particular consideration to the following factors: (1) the Company's progress toward break-even financial results and sustainable positive cash flow;
(2) the narrowing of losses and the trend toward positive earnings growth of the Company during the fiscal year; (3) the efforts and contributions made by Mr. J.L. Tandon in discharging his responsibilities as Chief Executive Officer; and
(4) the efforts and contributions by the other executives of the Company.

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

         In light of the Company's financial performance during fiscal 1998 and 1999, the Compensation Committee has tabled its review of any necessary revisions to the Company's executive compensation policy or plans due to the provisions of the Omnibus Budget Reconciliation Act of 1993. This legislation amended Section 162 of the Internal Revenue Code by limiting to $1,000,000 the deductibility of compensation paid to certain executives. The Company's 1994 Plan was amended by the Board of Directors to conform with new rules on Section 162 compliance and those amendments were approved at the Company's 1995 Annual Meeting of Shareholders. It is the current policy of the Compensation Committee to maximize, to the extent reasonably possible, the Company's ability to obtain a corporate tax deduction for compensation paid to executive officers of the Company to the extent consistent with the best interests of the Company and its stockholders.

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

                                     [GRAPH]


                          Cumulative Total Return
----------------------------------------------------------------------------
         3/95        3/96         3/97        3/98        3/99         3/00


       100.00       53.85        23.08        4.92       13.54         9.85
       100.00      135.80       150.95      228.88      309.19       574.04
       100.00      153.72       167.92      297.18      589.61      1392.13

                                                                                             Begin:     3/31/1999
                                                                                        Period End:     3/31/2000
GOLDEN SYS INC                                                                                 End:     3/31/2000

                                       BEGINNING
              TRANSACTION   CLOSING      NO. OF     DIVIDEND    DIVIDEND      SHARES      ENDING     CUM. TOT.
    DATE*        TYPE       PRICE**    SHARES***    PER SHARE     PAID      REINVESTED    SHARES      RETURN
    -----     -----------   -------    ---------    ---------   --------    ----------    ------     ---------

    31-Mar-95    Begin      0.813       123.08                                            123.077      100.00

    31-Mar-96  Year End     0.438       123.08                                            123.077       53.85

    31-Mar-97  Year End     0.188       123.08                                            123.077       23.08

    31-Mar-98  Year End     0.040       123.08                                            123.077        4.92

    31-Mar-99  Year End     0.110       123.08                                            123.077       13.54

    31-Mar-00     End       0.080       123.08                                            123.077        9.85

*   Specified ending dates or ex-dividends dates.
** All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***'Begin Shares' based on $100 investment.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's capital stock as of January 31, 2000 by
(i) each person who is known by the Company to be the beneficial owner of more than 5% of any class of the Company's capital stock, (ii) each Director, and certain executive officers of the Company, individually, and (iii) all Directors and executive officers as a group:

                                                                    AMOUNT                PERCENT
                                                                 BENEFICIALLY                OF
              NAME OF BENEFICIAL OWNER (1)                          OWNED                   CLASS
              ----------------------------                          -----                   -----
              J.L. Tandon (2).................................       2,276,666  (3)          43.0  (3)
              Clady International Corporation ("Clady") (4)...       2,125,000               40.1
              D.L. Tandon (5).................................         141,666                2.7
              M.L. Tandon (6).................................               0                0.0
              S.L. Tandon (6).................................         141,666                2.7
              Naren Bansal (7)................................           7,500                  *
              Harvey A. Marsh.................................               0                  0
              R.D. Middlebrook, Ph.D. (8).....................          30,000                  *
              Robert Sherburne (8)............................          24,000                  *
              All executive  officers and directors as a group
              (five persons) (9)..............................       2,621,498               49.5

----------------------------------
*Less than one percent
(1) Except as otherwise indicated below, the persons named have sole voting power and investment power with respect to all shares of capital stock shown as beneficially owned by them, subject to community property laws where applicable.

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

(7)  Includes 7,500 shares issuable upon exercise of stock options excercisable.

(8) Includes 24,000 shares issuable upon exercise of stock options exercisable within sixty days of January 31, 2000.

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

         In order to support the continuing operations of the Company, Tandon Associates loaned the Company $1,525,000, net of repayments, during fiscal 1998. The March 31, 1998 loan balance, including interest at 1% per month on the average daily balance, was $1,607,000. The total due Tandon Associates, including accrued interest, at March 31, 1999 was $1,334,000.
Payments on the loan balance during fiscal 1999 were $432,000.

         In fiscal 1997 the Company entered into a renewed lease agreement with SDJ Partners, a general partnership, whose partners are certain members of the Tandon family. The lease was for the Company's headquarters facility, which includes office and warehouse space. The facility lease was at the cost of comparable space at the time the lease was negotiated and utilities are charged at $250 per month, which approximates estimated usage and cost. During fiscal 1998, SDJ Partners agreed to amend the lease agreement, which allowed the Company to reduce the amount of leased space because of the contraction of its business. On December 31, 1999, the lease expired and the Company is currently renting space on a month-to-month basis. For fiscal 1999, total facilities cost was $57,000.

Eastern Peripherals Ltd., a Tandon family-affiliated company that had shared common facilities with and had purchased power supplies from Ultra Tek, owed Ultra Tek $96,000 at March 31, 1998. Eastern Peripherals Ltd. ceased operations in 1995, and since then has been liquidating its assets to pay its obligations to Ultra Tek and other creditors. During fiscal 1999, it was determined that all the assets of Eastern Peripherals Ltd. had been liquidated and that no further payments would be forthcoming. Consequently, the balance due of $84,000 was written off as being uncollectible.

During fiscal 1999, J.T. Holdings Pvt. Ltd. loaned $806,000 to the Company for needed working capital. The loan is unsecured, payable on demand at an interest rate of 15% per annum commencing April 1, 2000.

PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are filed as part of this report:

(a)      1.   Financial Statements:

              Reports of Independent Public Accountants

              Consolidated Balance Sheets as of March 31, 1998 and 1999:
                  Assets
                  Liabilities and Shareholders' Deficit

              Consolidated Statements of Operations for each of the three years in the period ended March 31, 1999

              Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 31, 1999

              Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 1999

              Notes to Consolidated Financial Statements

         2.   Financial Statement Schedules:

              Reports of Independent Public Accountants on Supplemental Schedule
              Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended March 31, 1999


              All other schedules are omitted because they are not applicable, not required, or the required information is shown in the Financial Statements or notes thereto.

         3.   Exhibits:

                  See Item 14(c) below.

 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended March 31, 1999.

 (c)     Exhibits

         The exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

(d)      Financial Statement Schedules

         See Item 14(a) above

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2000.


                                                   GOLDEN SYSTEMS, INC.


                                            /s/ JAWAHAR L. TANDON
                                            -----------------------------------
                                                    Jawahar L. Tandon
                                            Chairman of the Board of Directors
                                               and Chief Executive Officer


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

               SIGNATURE                                    TITLE                           DATE
               ---------                                    -----                           ----
         /s/ JAWAHAR L. TANDON              Chairman of the Board of Directors and        May 9, 2000
         ----------------------                     Chief Executive Officer
           Jawahar L. Tandon                     (Principal Executive Officer)

          /s/ HARVEY A. MARSH              Vice President, Chief Financial Officer        May 9, 2000
         ----------------------           (Principal Financial Officer) and Director
            Harvey A. Marsh

         /s/ R. D. MIDDLEBROOK                             Director                       May 9, 2000
        -----------------------
           R.D. Middlebrook

         /s/ ROBERT SHERBURNE                              Director                       May 9, 2000
        -----------------------
           Robert Sherburne


                                  EXHIBIT INDEX

    EXHIBIT                                                                                  SEQUENTIAL
    NUMBER                             DESCRIPTION                                           PAGE NUMBER
    -------                            -----------                                           -----------
      3.1(1)      Restated Articles of Incorporation of the Company.......................
      3.2(1)      Bylaws of the Company, as amended to date...............................
     10.1(1)      Stock Exchange Agreement dated July 1, 1993 by and between the Company and Lunenburg S.A. .....................................................
     10.2(1)      Stock Purchase and Sale Agreement dated July 1, 1993 by and between
                  Lunenburg S.A. and Clady International Corporation......................
     10.3(1)      Letter Agreement dated July 1, 1993 by and between Clady International
                  Corporation and the Company.............................................
     10.4(1)      Form of Lease by and between the President of India as landlord and
                  Ultra Tek Devices Ltd. as tenant........................................
     10.5(1)      Letter Agreement Sublease dated April 1, 1993 between Ultra Tek
                  Devices Ltd. and Eastern Peripherals Ltd. ..............................
     10.6(1)      Declaration  dated  September 7, 1993 by Advance Power Devices
                  Pvt. Ltd. ..............................................................
     10.7(1)      Letter of Credit in the  principal  amount of $320,000  dated August 20,
                  1993  issued by  American  Pacific  State Bank for the account of Golden
                  Systems, Inc. ..........................................................
     10.8(1)      Memorandum of Agreement  dated February 5, 1993 by and between Ultra Tek
                  Devices Ltd. as borrower and the Bank of India as lender................
     10.9(1)      Hypothecation  Agreement of Goods and Book Debts dated October 19, 1992, by and  between  Ultra Tek Devices  Ltd. as borrower  and Canara Bank as lender..................................................................
     10.10(1)     Hypothecation  Agreement of Goods and Book Debts dated October 19, 1993, by and  between  Ultra Tek Devices  Ltd. as borrower  and Canara Bank as lender..................................................................
     10.11(1)     Purchase  Agreement  dated May 25, 1993 by and between  Compaq Asia Pte.
                  Limited and the Company.................................................
     10.12(1)     Employment  Agreement dated as of July 23, 1993, between the Company and
                  Raymond V. Thomas.......................................................
     10.13(2)     Form of  Warrant  Agreement  dated  November  17,  1993  between  Golden
                  Systems,      Inc.      and     the      Representatives      of     the
                  Underwriters............................................................
     10.14(2)     License   Agreement,   dated  May  27,  1993,  between  Compaq  Computer
                  Corporation and the Company.............................................
     10.15(2)     Loan and Security  Agreement,  dated  October 7, 1993,  between  Silicon
                  Valley Bank and the Company.............................................
     10.16(3)     Agreement dated March 4, 1994, by and between the Board of Investment of
                  Sri Lanka and Golden Systems Lanka (Private) Limited....................
     10.17(4)     Stock  Purchase  Agreement,  dated  as of  March  31,  1997,  among  the
                  Company,  J. L. Tandon,  Clady and certain  members of management  (with exhibits, including Subscription Agreement and Bridge Note).............
     21.1(1)      List of Subsidiaries....................................................
     27           Financial Data Schedule.................................................

1 Incorporated by reference to the Company's Registration Statement on Form S-1 dated September 9, 1993.
2 Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 dated October 20, 1993.
3 Incorporated by reference to the Company's Form 10K for the Fiscal Year Ended March 31, 1994.
4 Incorporated by reference to the Company's Preliminary Proxy Materials, filed April 1, 1997.
-------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  ON SUPPLEMENTAL SCHEDULE


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Golden Systems, Inc. and its subsidiaries as of March 31, 1999 and for each of the two years then ended, and have issued our qualified report thereon, qualified with respect to the Company's ability to continue as a going concern, dated September 17, 1999. Our audit was made for the purpose of forming an opinion on the statements taken as a whole. The supplemental schedule is presented for purposes of complying with the Securities and Exchange Commission's Rules and Regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ FARBER & HASS LLP
                                             ----------------------------------
                                                  Farber & Hass LLP

Oxnard, California
September 17, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE



We have audited in accordance with generally accepted auditing standards, the consolidated statement of operations, shareholders equity and cash flows of Golden Systems, Inc. and subsidiaries for the year ended March 31, 1997, and have issued our qualified report thereon, qualified with respect to the Company's ability to continue as a going concern, dated June 2, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements referred to above, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein for the year ended March 31, 1997 in relation to the basic financial statements taken as a whole.



                                             /s/ ARTHUR ANDERSEN LLP
                                             ----------------------------------
                                                  ARTHUR ANDERSEN LLP

Los Angeles, California
June 2, 1998

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                       ADDITIONS
                               BALANCE AT              CHARGED TO                                    BALANCE AT
      DESCRIPTION           BEGINNING OF YEAR            INCOME               DEDUCTIONS             END OF YEAR
      -----------           -----------------          ----------             ----------             -----------
   Inventory reserves

          1999                   $5,671                    5                      733                  $4,943

          1998                   $6,869                    60                    1,258                 $5,671

          1997                   $5,808                  4,325                   3,264                 $6,869


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        Page

Reports of Independent Public Accountants                                                              F-2 - F-4

Consolidated Balance Sheets as of March 31, 1998 and 1999:
  Assets                                                                                               F-5
  Liabilities and Shareholders' Deficit                                                                F-6

Consolidated Statements of Operations for each of
  the three years in the period ended March 31, 1999                                                   F-7

Consolidated Statements of Shareholders' Equity (Deficit) for
  each of the three years in the period ended March 31, 1999                                           F-8

Consolidated Statements of Cash Flows for each of the
  three years in the period ended March 31, 1999                                                       F-9 and F-10

Notes to Consolidated Financial Statements                                                             F-11 - F-24



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Golden Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Golden Systems, Inc. and its subsidiaries (the "Company") as of March 31, 1998 and 1999 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1998 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

At March 31, 1999, the Company had outstanding amounts due to four separate Indian lenders in the amount of $9,579,000, all of which are currently in default. Of that amount, three of the banks have issued notices to the Company demanding immediate repayment of $8,617,000. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of the Company's subsidiary, Ultra Tek, alternatives available to the banks include closing its operations and forcing it into liquidation (see Note 4). In the event of such action by the lenders, liquidation of assets may result in amounts less than amounts shown in the attached financial statements.

In fiscal 1995 and 1997, Ultra Tek came under investigation by the Indian custom authorities and the Indian Department of Revenue Intelligence regarding alleged improprieties in their inventories and in the import and export of certain components. The government's allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of $2,450,000 at September 17, 1999. In addition, penal action which could be taken under Indian law could result in possible fines up to approximately $16,923,000 at September 17, 1999. The Company is contesting these allegations, but currently, the matters are unresolved and the outcomes uncertain (see Note 11).

The Company has incurred significant losses from operations over the past four years and has lost its two largest customers, which has significantly impacted its revenues. At March 31, 1999, the Company had a shareholders' deficit of $16,737,000. During fiscal 2000, the Company has continued to incur significant losses and management has not successfully executed its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.



                                                     /s/FARBER & HASS LLP
                                                     ----------------------
                                                       Farber & Hass LLP
Oxnard, California
September 17, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of
  Golden Systems, Inc.:


We have audited the consolidated statement of operations, shareholders' equity (deficit) and cash flows of GOLDEN SYSTEMS, INC. (a California corporation) and subsidiaries for the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended March 31, 1997, in conformity with accounting principles generally accepted in the United States.

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

In fiscal 1995, Ultra Tek's importing of computer components into India came under investigation by the Indian customs authorities. In September 1997, the Indian customs authorities issued a separate "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of imported raw material in its inventories. In fiscal 1997, Ultra Tek came under the investigation of the Indian Department of Revenue Intelligence concerning the import and export of certain components used in the manufacture of power supplies. The above governmental allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of $2.4 million and penal action being initiated against Ultra Tek estimated at $16.9 million. Penalties relating to the Indian Department of Revenue Intelligence investigation, if any, have not yet been finalized. The Company is contesting these allegations, but currently, the matters are unresolved and the outcomes uncertain (see Note 11).

The Company has incurred significant losses from operations and has lost major customers, which has significantly impacted its revenues. Management has not successfully executed on its efforts to achieve profitable operations and positive cash flows.



                                                  /s/ ARTHUR ANDERSEN LLP
                                                  ---------------------------
                                                     ARTHUR ANDERSEN LLP



Los Angeles, California
June 2, 1998

                      GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998 AND 1999
                                 (IN THOUSANDS)



                                     ASSETS

                                                                                           1999                    1998
                                                                                         --------               --------
CURRENT ASSETS:
  Cash and cash equivalents                                                               $    79                $   117
  Restricted cash balances                                                                     12                     12
  Accounts receivable, net of allowance of
    $352 and $129 at March 31, 1998 and
    1999, respectively                                                                        871                    548
  Inventories                                                                                 790                    612
  Prepaid expenses and other current assets                                                   110                    131
                                                                                         --------               --------

          Total current assets                                                              1,862                  1,420
                                                                                         --------               --------


PROPERTY, PLANT AND EQUIPMENT, at estimated realizable value, net
  of accumulated depreciation and amortization                                                665                    628
                                                                                         --------               --------
                                                                                         $  2,527               $  2,048
                                                                                         ========               ========

The accompanying notes are an integral part of these consolidated statements.

                      GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998 AND 1999
                                 (IN THOUSANDS)


                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                                                            1998                  1999
                                                                                        -----------           ----------
CURRENT LIABILITIES:
  Short-term borrowings                                                                   $ 7,904              $  8,617
  Note payable under Recapitalization Plan                                                  2,023                 2,173
  Notes payable                                                                               834                   962
  Accounts payable                                                                          3,638                   885
  Accrued liabilities                                                                       1,012                 1,044
  Net amounts due to related parties                                                        1,834                 2,505
                                                                                        ---------              --------

         Total current liabilities                                                         17,245                16,186
                                                                                        ---------              --------

COMMITMENTS AND CONTINGENCIES (Note 11)

MINORITY INTEREST                                                                           2,599                 2,599

SHAREHOLDERS' DEFICIT:
  Common stock, no par value:
    Authorized--6,000 shares
    Issued and outstanding--5,300
      shares in 1998 and 1999                                                              16,405                16,405
  Retained deficit                                                                        (34,070)              (33,957)
  Cumulative translation adjustments                                                          348                   815
                                                                                        ---------              --------
                                                                                          (17,317)              (16,737)
                                                                                        ---------              --------
                                                                                        $   2,527              $  2,048
                                                                                        =========              ========

 The accompanying notes are an integral part of these consolidated statements.

                      GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                          1997             1998                 1999
                                                                      ----------        ----------           ----------
NET SALES                                                                $ 2,568           $ 4,581              $ 3,935

COST OF GOODS SOLD
  Material, labor, overhead and direct cost                                2,780             4,272                2,634
  Inventory provisions                                                     4,325                60                    -
                                                                      ----------        ----------           ----------

                                                                           7,105             4,332                2,634
                                                                      ----------        ----------           ----------

         Gross profit (loss)                                              (4,537)              249                1,301
                                                                      -----------       ----------           ----------

OPERATING (INCOME) EXPENSES:
  Selling, general and administrative                                      3,348             2,246                1,525
  Research and development                                                   865               976                  341
  Property, plant and equipment impairment loss                            2,495                 -                    -
  Extinguishment of accounts payable                                           -                 -               (2,174)
                                                                      ----------        ----------           -----------

                                                                           6,708             3,222                 (308)
                                                                      ----------        ----------           -----------

         Income (loss) from operations                                   (11,245)           (2,973)               1,609
                                                                      -----------       -----------          ----------

OTHER INCOME (EXPENSE):
  Interest expense                                                        (1,585)           (1,998)              (1,828)
  Litigation settlement                                                      429                 -                    -
  Foreign currency transaction gains (losses)                               (452)              235                  169
  Gain on sales of subsidiary companies                                        -               752                    -
  Other income                                                               224               285                  164
                                                                      ----------        ----------           ----------

                                                                          (1,384)             (726)              (1,495)
                                                                      -----------       -----------          -----------

         Income (loss) before provision
           for income taxes                                              (12,629)           (3,699)                 114

PROVISION (BENEFIT) FOR INCOME TAXES                                          (2)                1                    1
                                                                      -----------       ----------           ----------

NET INCOME (LOSS)                                                       $(12,627)          $(3,700)             $   113
                                                                      ===========       ===========          ==========

BASIC INCOME (LOSS) PER COMMON SHARE                                     $(2.84)           $  (.70)              $  .02
                                                                      ===========       ===========          ==========

WEIGHTED AVERAGE NUMBER OF
  OUTSTANDING SHARES                                                       4,452             5,300                5,300
                                                                      ===========       ===========          ==========



 The accompanying notes are an integral part of these consolidated statements.


                                                 GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
                                            FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999
                                                             (IN THOUSANDS)

                                                                                    CUMULATIVE
                                       SHARES           COMMON       RETAINED       TRANSLATION
                                     OUTSTANDING         STOCK        DEFICIT       ADJUSTMENTS        TOTAL
                                     -----------        -------      --------       -----------        -----
BALANCE, March 31, 1996                    4,450        $16,278      $(17,743)            $(545)      $(2,010)
  Translation adjustments                    ---            ---           ---               342           342
  Issuance of Common Stock
    under Recapitalization Plan              850            127           ---               ---           127
  Net Loss                                   ---            ---       (12,627)              ---       (12,627)
                                        --------        -------       --------        ---------     ----------

BALANCE, March 31, 1997                    5,300         16,405       (30,370)             (203)      (14,168)
  Translation adjustments                    ---            ---           ---               551           551
  Net Loss                                   ---            ---        (3,700)              ---        (3,700)
                                        --------        -------       --------        ---------     ----------

BALANCE, March 31, 1998                    5,300         16,405       (34,070)              348       (17,317)
  Translation adjustments                    ---            ---           ---               467           467
  Net Income                                 ---            ---           113               ---           113
                                        --------        -------       -------         ---------     ---------

BALANCE, March 31, 1999                    5,300         $16,405      $(33,957)            $815      $(16,737)
                                        ========        ========     ==========       =========     =========

  The accompanying notes are an integral part of these consolidated statements.


                                                 GOLDEN SYSTEMS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999
                                                             (IN THOUSANDS)

                                                                              1997                1998                1999
                                                                          ----------           ----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $(12,627)             $(3,700)           $   113
  Adjustments to reconcile net income (loss)
    to net cash used in
    operating activities:
      Depreciation                                                              452                  100                 79
      Property, plant & equipment impairment loss                             2,495                    -                  -
      Provision for losses on accounts
        receivable                                                              278                  148                123
      Provision for losses on inventories                                     4,325                   60                  5
      Gain on disposition of property
        and equipment                                                             -                 (232)                 -
     Gain on disposition of subsidiaries                                          -                 (752)                 -
     Extinguishment of accounts payable                                           -                    -             (2,174)
Changes in operating assets and liabilities, excluding effects of dispositions:
  Decrease (increase) in:
    Accounts receivable                                                         838                 (786)               200
    Inventories                                                               1,046                  306                 74
    Prepaid expenses and other current assets                                   459                  205                (21)
    Income taxes receivable                                                      46                    -                  -
  Increase (decrease) in:
    Accounts payable                                                           (189)                 628               (398)
    Accrued liabilities                                                         416                 (171)                52
                                                                           --------              --------            ------

         Net cash used in operating activities                               (2,461)              (4,194)            (1,947)
                                                                           --------              --------            ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                    (62)                 (51)               (78)
  Proceeds from the sale of property and
    equipment                                                                     -                  354                  -
  Restricted cash                                                               857                   16                  -
                                                                           --------             --------             ------

         Net cash provided by (used in)
           investing activities                                                 795                  319                (78)
                                                                           --------             --------             -------


                                                 GOLDEN SYSTEMS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999
                                                             (IN THOUSANDS)

                                                                              1997                1998                1999
                                                                          ----------           ----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net of repayments                                     (342)               1,398              1,284
  Borrowings (repayments) under notes payable                                   (20)                (118)               168
  Change in related party balances                                              365                1,738                698
  Note payable under Recapitalization Plan                                    1,873                  150                150
  Issuance of Common Stock under Recapitalization Plan                          127                    -                  -
                                                                            -------              -------             ------

         Net cash provided by financing activities                            2,003                3,168              2,300
                                                                            -------              -------             ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                          342                 (577)              (237)
                                                                            -------              --------            -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                              679               (1,284)                38

CASH AND CASH EQUIVALENTS, beginning of year                                    684                1,363                 79
                                                                            -------              -------             ------

CASH AND CASH EQUIVALENTS, end of year                                       $1,363              $    79             $  117
                                                                            =======              =======             ======

  The accompanying notes are an integral part of these consolidated statements.

                      GOLDEN SYSTEMS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999



1.       BASIS OF PRESENTATION, BACKGROUND, AND PRINCIPLES OF CONSOLIDATION

         BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Golden Systems, Inc. (GSI) and Fairplay Group, Inc. (Fairplay), collectively hereafter referred to as "the Company".

The accompanying financial statements at March 31, 1999 have been prepared assuming that the Company will continue as a going concern. However, the Company is currently facing significant issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized as follows:

- At March 31, 1999, the Company had outstanding amounts due to four separate Indian lenders in the amount of $9,579,000, all of which are currently in default. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $8,617,000. The Company has insufficient funds available to repay the lenders. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the lenders include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation (see Note 4).

- In fiscal 1995, Ultra Tek's importing of computer components into India came under investigation by the Indian customs authorities. In September 1997, the Indian customs authorities issued a separate "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of imported raw material in its inventories. In fiscal 1997, Ultra Tek came under the investigation of the Indian Department of Revenue Intelligence concerning the import and export of certain components used in the manufacture of power supplies and returned customer product. Subsequently, a separate "show cause" notice was issued requesting explanation of why duties should not be assessed. The above governmental allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of $2,450,000 using the Indian rupee translation rate at September 17, 1999, and penal action being initiated against Ultra Tek. In addition, penal action under Indian law, which the Company believes is very unlikely, could result in possible monetary fines of up to a maximum of $16,923,000 using the Indian rupee translation rate at September 17, 1999. The Company is contesting these allegations, but currently, the matters are unresolved and the outcomes uncertain (see Note
     11).

- The Company has incurred significant losses from operations over the past four years; has lost its two main customers, which has significantly impacted its revenues; and at March 31, 1999, had a shareholders' deficit of $16,737,000. During fiscal 2000, the Company has continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

Due to the significance of these factors in the accompanying financial statements at March 31, 1999, all assets have been stated at their estimated realizable values. Costs of resolving the contingencies noted above or settling amounts due to Indian banks or Company creditors have not been reflected in the accompanying financial statements as management is currently unable to estimate these amounts. Accounts receivable and inventories were valued at their subsequently realized amounts (inventories at cost), and property, plant and equipment were valued based on estimates by management and in accordance with the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.

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

         STOCK-BASED COMPENSATION PLAN

The Company accounts for its stock-based compensation plan (see Note 6) under the provisions of APB Opinion No. 25. The Company has elected to follow the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", beginning April 1, 1995 for employee awards. See Note 7 for disclosure of pro forma loss and loss per common share amounts for the years ended March 31, 1997, 1998 and 1999, as required by SFAS 123. The Company has adopted SFAS 123 for all non-employee awards beginning April 1, 1996.

         REVENUE RECOGNITION

Revenues on product sales are recognized at the time of shipment from India.

The Company accounts for potential product returns by reserving for the potential loss of sales and accounts receivable in the period in which the original sale occurred based on historical results. Historically, product returns have been relatively insignificant, except for in fiscal 1995 when the Company's most significant customer returned approximately $4.2 million of product to the Company. These significant returns only occurred in fiscal 1995 and, through fiscal 1999, the Company has incurred relatively insignificant product returns in every other year of its operations since its inception. The Company's management believes that the fiscal 1995 level of returns was of a non-recurring nature, and as such, only reserves relating to an estimated recurring level of returns were recorded as of March 31, 1998 and 1999 and are included in the accounts receivable allowance.

Sales to countries other than the United States approximated 20, 18 and 36 percent of the Company's revenues in fiscal years 1997, 1998 and 1999, respectively.

         RESEARCH AND DEVELOPMENT

Costs associated with developing and testing new concepts and designs are expensed as incurred. All research and development costs have been expensed through March 31, 1999.

         WARRANTIES

The Company generally provides its customers with a one to three-year warranty on its power supplies. A provision for estimated future costs relating to warranty expense is recorded when products are shipped.

         SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

In fiscal 1997, sales to two customers accounted for approximately 19 and 36 percent, respectively, of the Company's net sales. As of March 31, 1997, these customers accounted for approximately 85 percent of the Company's accounts receivable balance. In fiscal 1998, sales to these customers were not material because they were replaced with two new customers which accounted for approximately 15% and 65%, respectively, of the Company's net sales. At March 31, 1998, the accounts receivable balance to these newly acquired customers was approximately 93 percent of the total accounts receivable balance. In fiscal 1999, the customer obtained in 1998, which accounted for the smaller percentage of sales, was replaced. Sales to the new customer and the existing customer accounted for approximately 12 and 64 percent, respectively, of the Company's net sales. As of March 31, 1999, these customers accounted for approximately 76 percent of the Company's accounts receivable balance.

The Company's strategy of selling to OEMs anticipates that the Company will be relying on high sales volumes to a relatively small number of customers. Although there can be no assurance that the major customers will continue to utilize the Company's products at current levels, if at all, the Company expects to continue to depend upon such customers for a significant percentage of its net sales. The Company has no long-term contracts with major customers. A decline in demand for computer peripheral equipment and other electronic products, or other factors affecting the electronics industry in general, or major customers in particular, could have a material adverse effect on the Company's results of operations (see Note 1).

         INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Cost includes cost of material, freight and manufacturing overhead. Inventories consist of the following (in thousands):

                                                                            March 31,            March 31,
                                                                              1998                  1999
                                                                            ---------            ---------
         Raw materials                                                        $   584             $    359
         Work-in-progress                                                          78                  156
         Finished goods                                                           128                   97
                                                                            ---------            ---------

                                                                               $  790               $  612
                                                                            =========            =========

The Company reviews its inventories on a periodic basis (generally quarterly) for slow-moving, excess and obsolete items. A reserve is recorded against the cost of items identified as such. The amounts shown at March 31, 1998 and 1999 are presented net of a reserve of $5,671,000 and $4,943,000, respectively, which records the inventories at their estimated net realizable values.

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

Property, plant and equipment consists of the following (in thousands):


                                                     March 31,                          March 31,
                                                       1998                                1999
                                                     ---------                          ---------
Machinery and equipment                                 $2,369                             $2,253
Motor vehicles                                              37                                 34
Furniture and fixtures                                     607                                612
Computer software                                           55                                 54
Leasehold improvements                                     256                                253
                                                     ---------                          ---------
                                                         3,324                              3,207
Accumulated
  depreciation and amortization                         (1,392)                            (1,330)
Reserve for impairment loss                             (1,267)                            (1,249)
                                                     ---------                          ----------

                                                         $ 665                             $  628
                                                     =========                          =========

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash equivalents, accounts receivable and accounts payable) also aproximates fair value.

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes was $800 in 1997, 1998 and 1999. Cash paid for interest was approximately $308,000, $302,000 and $223,000 in 1997, 1998 and
1999, respectively.

         BASIC INCOME (LOSS) PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period, which totaled 5,300,000, 5,300,000 and 4,452,000 for 1999, 1998 and
1997, respectively. The Company did not present Diluted EPS since the result was anti-dilutive in 1997 and 1998 and immaterial in 1999.

         NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Statement of Financial Account Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in fiscal year 1999. The impact of SFAS No. 130, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements, was not significant.

         RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.       RECAPITALIZATION PLAN

In February 1997, the Company's Board of Directors approved a proposal (the "Recapitalization Plan" or the "Plan") from the Company's President on behalf of the Tandon family, the Company's principal shareholders, pursuant to which the

Tandon family would contribute $2,000,000 in cash in exchange for 13,333,333 shares of the Company's common stock. In February 1997, the Company received a fairness opinion from an investment bank which stated the Plan was fair to the Company's shareholders from a financial point of view. In March 1997, the Company issued 850,000 of its common shares, which represented all of the shares available to be issued by the Company under its current capital structure, to the Tandon family. The Company's authorized shares will be increased, if approved by the Company's shareholders, at which time the remaining 12,483,333 shares will be issued to the Tandon family. In connection with the Plan (due to not all of the shares being issued), the Company entered into an agreement with the Tandon family under which $1,873,000 of the $2,000,000 contributed would be set up as a note payable with the remaining $127,000 recorded as an increase to equity in fiscal 1997. Borrowings under the note payable agreement bear interest at 8 percent, are convertible into 12,483,333 shares of common stock upon approval by the Company's shareholders and are secured by essentially all assets of GSI.

4.       SHORT-TERM BORROWINGS

         GSI FACTORING AGREEMENT

The Company has a factoring agreement with a United States bank. Under the agreement, the Company may sell its accounts receivable to the bank, at the bank's option, at the value of 60 percent in fiscal 1998 and 80% as of September 14, 1998, of the face amount of each receivable the bank desires to purchase. The total amount of "unpaid advances" by the bank cannot exceed $1,333,333. The Company must pay a monthly finance charge (1.75 percent) on the outstanding unpaid advances in addition to a one-time administration fee (.75 percent) on each purchased receivable. The unpaid advances are secured by essentially all of the assets of the Company. The term of the factoring agreement is on a year-to-year basis unless terminated in writing by Buyer or Seller. Through March 31, 1997, the Company had not sold any of its accounts receivable under the agreement. During November and December 1997, the Company factored a total of $713,000 of its accounts receivable to provide working capital. Subsequently, the borrowings were repaid and there was no outstanding balance at March 31, 1998. During fiscal 1999, the Company factored a total of $264,608 of its accounts receivable to provide working capital. Subsequently, the borrowings were repaid and there was no outstanding balance at March 31, 1999.

During fiscal 1995, the Company issued the bank a warrant to purchase 24,000 shares of its common stock at the price of $.50 per share. The warrants may be exercised beginning in December 1994 and expire in December 1999.

         ULTRA TEK FINANCING AGREEMENTS

The Company has entered into borrowing agreements with three banks in India, which are denominated in Indian Rupees. The agreements provide for borrowings based upon qualifying intercompany accounts receivable which relate to export sales. At March 31, 1998 and 1999, $7,437,000 and $8,191,000 of principal and accrued interest (295,461,000 and 349,102,000 in Indian rupees), respectively, were outstanding under these agreements and no amounts were available to borrow. Borrowings bear interest at varying rates prescribed by the Reserve Bank of India for such borrowings. At March 31, 1998 and 1999, the normal rate of interest was 13 percent per annum, with interest on overdue amounts increasing to a maximum of 25 percent. These agreements are secured by accounts receivable, property, plant and equipment, and inventories.

The Company has also entered into additional credit agreements with the same three banks, which are denominated in Indian rupees. These agreements provide for borrowings based upon qualifying inventories which relate to export sales. At March 31, 1998 and 1999, $467,000 and $425,595 (18,495,000 and 18,139,000 in
Indian rupees), respectively, were outstanding under these agreements and no amounts were available to borrow. Borrowings bear interest at varying rates prescribed by the Reserve Bank of India for such borrowings. At March 31, 1998 and 1999, the normal rate of interest was 13 percent per annum, with interest on overdue amounts increasing to a maximum of 25 percent. These credit agreements are secured by inventories and accounts receivable.

The above agreements and facilities were due for renewal at various dates and amounts prior to March 31, 1998, and as such, effective June 1996, the consortium of banks "froze" all credit facilities available to the Company. In July 1997, the banks' legal counsel issued notices to Ultra Tek and the Company calling upon them to pay the outstanding amounts due. The banks have not initiated any legal action against the Company for non-payment of the amounts due, since Ultra Tek has been declared a sick company by the Board of Industrial and Financial Reconstruction (BIFR) of the Government of India.

The BIFR appointed an Operating Agency ("OA") to examine the Company's viability and prepare a viability study report. Accordingly, the Company prepared a draft rehabilitation proposal, which was submitted to the OA. The OA reviewed the proposal and forwarded the same to the BIFR along with the minutes of a joint meeting between the banks and the Company convened by the OA in March 1999. Based on the minutes of the joint meeting, the BIFR prepared its Draft Rehabilitation Scheme and advised all concerned inviting suggestions/objections to the scheme. The Draft Scheme is subject to ongoing discussion and envisages restructuring of existing debts (unpaid principal amount of $5,129,047 to banks and financial institutions as of September 30, 1999), conversion of simple interest into a Funded Interest Term Loan amounting to

$2,132,801 as of September 30, 1999, infusion of funds by way of contribution by the Tandon family amounting to $938,527 which has already occurred, and additional working capital facilities from the Indian banks of $1,642,421, which would enable the Company to generate enough resources to continue its operations and repay the restructured debts over a period of time. The BIFR held a hearing on August 16, 1999 and after hearing all interested parties, has advised the Company and the banks to discuss further and modify the Draft Scheme to take into account the various points made at the hearing. The BIFR also instructed the OA to conduct joint meetings with the banks and the Company and to forward a modified scheme. The Company is in the process of discussing with the banks ways to modify the Draft Scheme to take into account a potential conversion of compound interest and liquidated damages into redeemable preference stock.

Essentially all of the above agreements and facilities are covered by corporate guarantees from GSI, Fairplay and Tandon Associates, a related party. They are also covered by the personal guarantee of the Chairman of Ultra Tek for the amount of approximately $10,030,000.

5.       NOTES PAYABLE

In fiscal 1995, the Company entered into borrowing agreements with an Indian lending institution (which are denominated in U. S. dollars) to finance the purchase of certain property and equipment. At March 31, 1998 and 1999, $834,000 and $962,000, respectively, was owed under these agreements. The borrowings are repayable in five equal installments beginning on April 1, 1997 and ending on April 1, 1998. Interest on outstanding amounts are payable annually at a rate equal to the London Inter Bank Offer Rate (LIBOR) plus 2.75 percent. For overdue amounts, the rate of interest was 20.4 percent per annum. At March 31, 1998, the rate was 8.7 percent. The borrowings are secured by the property and equipment. The Company currently has defaulted on all payments due subsequent to April 1, 1997. Currently, there has been no legal action taken by the lender nor has the lender called for repayment of outstanding amounts due.

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

The Company accounts for the 1994 Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS 123, the Company's net income (loss) and income
(loss) per common share amounts would have been adjusted to the following pro forma amounts for the years ended March 31, 1997, 1998 and 1999 (net income/loss amounts are in thousands):


                                                                            1997             1998          1999
                                                                            ----             ----          ----
         Net Income (Loss):
              As Reported.................................................$(12,627)        $(3,700)       $  113
              Pro Forma................................................... (12,646)         (3,700)          113
         Income (Loss) Per Common Share:
              As Reported.................................................$  (2.84)        $  (.70)       $  .02
              Pro Forma...................................................   (2.84)           (.70)       $  .02


Because the SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's outstanding stock options at March 31, 1997, 1998 and 1999 and changes during the years then ended is presented in the table and narrative below (shares are in thousands):

                                                                1997                 1998                1999
                                                         ------------------   ------------------   ------------------
                                                                      Wtd.                 Wtd.                 Wtd.
                                                                      Avg.                 Avg.                 Avg.
                                                           SHARES  EX. PRICE   SHARES   EX. PRICE     SHARES  EX. PRICE
                                                           ------  ---------   ------   ---------     ------  ---------
Outstanding at beginning of year.........................   246     $3.10        124       $4.58         90     $4.75
Granted..................................................   ---       ---        ---        ---         ---      ---
Exercised................................................   ---       ---        ---        ---         ---      ---
Forfeited................................................  (122)     1.61        (34)       4.14         (9)     5.25
                                                           ------  ---------   ------   ---------     ------  ---------
Outstanding at end of year...............................   124    $ 4.58         90      $ 4.75         81     $4.69
                                                           ------  ---------   ------   ---------     ------  ---------
Exercisable at end of year...............................    51    $ 5.46         59      $ 5.82         65     $5.82
                                                           ------  ---------   ------   ---------     ------  ---------
Weighted average fair value of options granted...........             N/A                  N/A                  N/A
                                                                   ---------            ---------             ---------

The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted-average assumptions used for grants in 1997; a risk-free interest rate of seven percent; no expected dividend yield; expected lives of 5 years; expected volatility of 50% to 60%.

         COMMON STOCK PURCHASE WARRANTS

A summary of warrant activity is as follows:

                                                                  NUMBER OF
                                                                   SHARES                     OPTION PRICES
                                                                  ---------                   -------------
                  Balance, March 31, 1996                          149,000                   $  .50 to 8.40

                         Issued                                          -                                -
                         Exercised                                       -                                -
                         Redeemed                                        -                                -
                                                                  --------                   --------------

                  Balance, March 31, 1997, 1998 and 1999           149,000                      $ .50 to 8.40
                                                                   =======                  =================

No warrants were issued, exercised or redeemed in fiscal years 1997, 1998 and 1999.

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

8.       EXTINGUISHMENT OF ACCOUNTS PAYABLE

In 1994, the Company attempted to develop a product line, which failed to materialize. Inventory related to this product line was previously reserved for, however certain accounts payable amounts aggregating $1,775,000 payable since 1994 had been retained in the financial statements pending any possible demand for payment. Since demand for payment has not been made and any future demand will be barred under the Indian Limitation Act, the Company has credited operating income for the balance due. Similarly, there are other accounts payable amounts aggregating $399,000 that have not been paid for which no demand has been made against the Company and which are currently barred under the Indian Limitation Act. These amounts have also been credited to operating income.

9.       INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109).

Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. The valuation allowance decreased $624,000 in 1999.

The components of the net deferred income tax asset at March 31, 1999 are as follows (in thousands):

                                                                                                1999
                                                                                              -------
         Allowance for bad debts                                                                   52
         Vacation accrual                                                                           8
         Net operating loss carryforwards                                                       3,958
         Inventory reserve                                                                         92
         Warranty reserve                                                                          80
         Book over tax depreciation                                                                97
         Other accrual                                                                             22
                                                                                              -------
                                                                                                4,309

         Less:  Valuation allowance                                                            (4,309)
                                                                                              -------
                                                                                              $     -
                                                                                              =======

The provision for income taxes for the years ended March 31, 1997, 1998 and 1999 are as follows (in thousands):

                                                              1997                 1998              1999
                                                              ----                 ----              ----
         Current  - Federal                                   $  -                 $  -              $  -
                  - State                                        1                    1                 1
                  - Foreign                                     (3)                   -                 -
                                                              -----                ----              ----

                                                              $ (2)                $  1              $  1
                                                              =====                ====              ====

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for the years ended March 31, 1997, 1998 and 1999 are as follows (in thousands):

                                                                1997             1998              1999
                                                              ---------         -------          --------
   Income tax benefit
     at statutory federal rate                                 $(4,653)         $(1,258)               39
   State and local income taxes,
     net of federal income tax effect                                1                1                 6
   Tax benefits not recognized                                   4,653            1,258               (44)
   Other items, net                                                 (3)               -
                                                              ---------         -------          --------

                                                                $   (2)         $     1            $    1
                                                              =========         =======          ========

In 1997, the pre-tax losses relating to U.S. and foreign operations were $1,551,100 and $12,147,000, respectively. In 1998, the pre-tax losses relating to U.S. and foreign operations were $1,561,000 and $2,138,000, respectively. In 1999, the pre-tax loss relating to U.S. operations was $816,000 and the pre-tax profit relating to foreign operations was $929,000.

Ultra Tek's manufacturing facilities are located in an export processing zone. Under the Indian Income-tax Act of 1961, the entire profits of a company situated in a free trade zone are exempt from income tax for a period of five consecutive years within the first eight years of operations at the option of the Company. Ultra Tek elected to claim the exemption for the five years ended March 31, 1992. Consequently, Ultra Tek did not have any income tax liability up to March 31, 1992. Under another provision of the Indian Income-tax Act of 1961, Ultra Tek will continue to be exempt from income tax to the extent of profits attributable to its export sales. For the years ended March 31, 1997, 1998 and 1999, no provision for income taxes was recorded as Ultra Tek incurred losses for tax purposes.

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

Net operating loss carryforwards as of March 31, 1999 for federal and state tax purposes are approximately $11.6 million and $6.1 million, respectively, and begin expiring in fiscal years 2010 and 2000, respectively.

10.      MINORITY INTEREST

On September 7, 1993, the holders of notes payable due from Ultra Tek in the amount of approximately $2.6 million contributed such amounts to Ultra Tek in exchange for Ultra Tek redeemable preference shares. The preference shares exchanged for the debt are non-voting shares, with an aggregate annual dividend amount of $25 ($0.00003 per share) per year, are mandatorily redeemable in 20 years and have a liquidation preference of approximately $2.6 million. Due to an agreement with the preference shareholders, these shares are redeemable at the option of the Company but do not have to be redeemed for 20 years. Early redemption of the shares prior to maturity can be accomplished only with the approval of a majority of the Company's outside directors. The full redemption amount is shown in the accompanying balance sheets as of March 31, 1998 and 1999 as minority interest.

11.      COMMITMENTS AND CONTINGENCIES

         A)       LEASES

         GSI leases its corporate headquarters from a related party under a three year operating lease which expired in December 1999. Ultra Tek leases certain factory premises from the Indian Government under operating leases which expire at various dates through December 2000. Future minimum payments under these and other various operating leases are as follows (in thousands):


                  YEAR ENDING MARCH 31:
                         2000                                                         84
                         2001                                                         25
                         2002                                                          -
                         2003                                                          -
                         2004                                                          -
                                                                                  --------
                                                                                    $109
                                                                                  ========

         Gross rental expense for the years ended March 31, 1997, 1998 and 1999 was approximately $214,000, $222,000 and $98,000, respectively.

         b)       LITIGATION

         The Company is subject to lawsuits in the normal course of business. In the opinion of management and legal counsel to the Company, pending litigation will not result in a material loss to the Company.

         c)       CONTINGENCIES

         During fiscal year 1995, the Company's imports of computer components for final assembly and sale into the domestic tariff area (DTA) of India (outside the SEEPZ) came under investigation by the Indian customs authorities. As a result, Company inventories of $1,090,000 (47,447,000 in Indian rupees) were seized by the authorities. On May 30, 1995, the authorities issued a notice to the Company alleging misdeclaration of purported imports of complete computer systems as imports of computer system components. The notice calls upon the Company to explain why the authorities should not (a) confiscate all the goods so imported, (b) levy additional duty of $1,123,000 (48,885,000 in Indian rupees) on the goods already sold into the DTA, and (c) take penal action against the Company under the law. The Company paid an advance of $700,000 (20,000,000 in Indian rupees) against customs duty that may ultimately be levied by the authorities and recorded this amount in "cost of goods sold" in the accompanying statement of operations for the year ended March 31, 1995. During fiscal 1996, the authorities released the seized goods. However, because of difficulties encountered in re-exporting the goods and technological obsolescence, the entire amount of the seized goods was included in the inventory reserve amounts discussed in Note 2 at March 31, 1997 (Inventories). No other penalties or expenses related to this government action have been incurred by the Company.

         In September 1997, the Indian customs authorities issued a "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of raw material in its inventories. The notice called upon the Company to explain why the authorities should not (a) impose duty of $591,000 (25,725,000 in Indian rupees) leviable on imported components which were alleged not accounted for in the terms of bond executed, (b) why penal action should not be initiated against the Company, and (c) why a penalty equal to the duty held to be leviable, $591,000 (25,725,000 in Indian rupees), in respect of unaccounted goods should not be imposed.

         In fiscal 1997, the Company came under investigation by the Indian Department of Revenue Intelligence (DRI) in connection with the import and export of certain components and goods used in the manufacture of power supplies and customer returns. The investigation focused on the alleged discrepancy noted between the physical stock records and books, in respect of the work-in-process inventory at March 31, 1996 and 1997 and customer returned product at March 31, 1992 through March 31, 1997. In May 1998, the DRI issued a "show cause" notice requesting that the Company explain why the DRI should not impose duties of approximately $591,000 (25,720,000 in Indian rupees). Penalties relating to the investigation, if any, have not yet been determined.

         The aggregate of threatened duties and penalties to the Company is approximately $2,450,000 (106,474,000 in Indian rupees), using the Indian rupee translation rate at September 17, 1999. Although the Company is contesting the allegations of the authorities, the outcomes of these matters are uncertain at this time. Accordingly, no additional provisions for any losses that may ultimately result have been made in these financial statements. In addition, penal action under Indian law, which the Company believes is very unlikely, could result in possible monetary fines of up to $16,923,000 at September 17, 1999.

12.      RELATED PARTY TRANSACTIONS

The Company has substantial dealings with the following entities which are owned by or affiliated with Company shareholders. The amount of loans, sales, purchases, transfers and sharing of expenses during the years ended March 31, 1997, 1998 and 1999 with each party are as follows (in thousands):


                                                                           1997              1998             1999
ADVANCE TECHNOLOGY DEVICES
     BEGINNING BALANCE                                                 $     (39)            (113)              (36)
         Product sales                                                         1               21
         Sale (purchase) of raw materials                                     (4)              17                 2
         Credits for sharing common expenses                                   3                7                 4
         Sale of assets                                                        -               47                 -
         Translation adjustments to/(from) the Company                         3                6                 2
         Cash transfers (to)/from the Company                                (77)             (21)               (5)
                                                                       ---------------------------------------------
     ENDING BALANCE                                                         (113)             (36)              (33)
                                                                       ---------------------------------------------

EASTERN PERIPHERALS LTD.
     BEGINNING BALANCE                                                       423              171                96
         Purchase of raw materials                                            (1)               -                 -
         Charges for sharing common expenses                                 (16)              (6)               (6)
         Sale/(purchase) of assets                                            (7)               -                 -
         Translation adjustments to/(from) the Company                        (3)             (11)               (6)
         Reserve for doubtful collection                                       -                -               (84)
         Cash transfers (to)/from the Company                               (225)             (58)                -
                                                                       --------------------------------------------
     ENDING BALANCE                                                          171               96                 -
                                                                       --------------------------------------------

GOLDEN COMPUTER LTD.
     BEGINNING BALANCE                                                         1                -               (13)
         Product sales                                                        (1)               1                 -
         Translation adjustments to/(from) the Company                         -                -                 1
         Cash transfers (to)/from the Company                                  -              (14)               12
                                                                       --------------------------------------------
     ENDING BALANCE                                                            -              (13)                -
                                                                       --------------------------------------------

MAAZDA TRAVEL
     BEGINNING BALANCE                                                       (10)              (1)               (1)
         Charges for travel agent services                                   (36)             (23)              (43)
         Cash transfers (to)/from the Company                                 45               23                46
                                                                       --------------------------------------------
     ENDING BALANCE                                                           (1)              (1)                2
                                                                       --------------------------------------------

MODULAR ELECTRONICS PVT. LTD.
     BEGINNING BALANCE                                                       (29)             (73)              (66)
         Purchase of raw materials                                             -                7                 -
         Charges for sharing common expenses                                   -                -                 -
         Credits for sharing common expenses                                   -                -                 -
         Translation adjustments to/(from) the Company                         -                -                 4
         Cash transfers (to)/from the Company                                (44)               -                 -
                                                                       --------------------------------------------
     ENDING BALANCE                                                          (73)             (66)              (62)
                                                                       ---------------------------------------------

M. L. TANDON
     BEGINNING BALANCE                                                         -                -
     Unsecured loan                                                            -             (120)             (111)
     Translation adjustments to/(from) the Company                             -                9                 7
                                                                       --------------------------------------------
     ENDING BALANCE                                                            -             (111)             (104)
                                                                       ---------------------------------------------


                                                                           1997              1998             1999
RELIABLE CONSULTANCY SERVICES PVT. LTD.
     BEGINNING BALANCE                                                         -               (2)               (3)
         Charges for sharing common expenses                                  (6)               -                (1)
         Credits for sharing common expenses                                   4                -                 -
         Translation adjustments (to)/from the Company                         -               (1)                -
         Cash transfers (to) from the Company                                  -                -                 4
                                                                       --------------------------------------------
     ENDING BALANCE                                                           (2)              (3)                -
                                                                       --------------------------------------------

SACHAM ELECTRONICS SERVICES PVT. LTD.
     BEGINNING BALANCE                                                        10               10                 9
         Translation adjustments to/(from) the Company                         -               (1)               (1)
         Cash Transfers (to) from the Company                                  -                -                (2)
                                                                       ---------------------------------------------
     ENDING BALANCE                                                           10                9                 6
                                                                       --------------------------------------------

SDJ PARTNERS
     BEGINNING BALANCE                                                         -                -                 -
         Rent & utilities                                                   (113)             (53)              (57)
         Cash transfers (to)/from the Company                                113               53                 -
                                                                       --------------------------------------------
     ENDING BALANCE                                                            -                -               (57)
                                                                       ---------------------------------------------

ST HOLDING PVT. LTD.
     BEGINNING BALANCE                                                         -               (4)               (4)
         Charges for sharing common expenses                                  (4)               -                 -
                                                                       --------------------------------------------
     ENDING BALANCE                                                           (4)              (4)               (4)
                                                                       --------------------------------------------

TANCOM ELECTRONICS
     BEGINNING BALANCE                                                       (49)             (96)              (94)
         Sale of raw materials                                                 8               67                 6
         Sale/(purchase) of assets                                             6              (35)               (2)
         Purchase of materials                                                 -                -               (23)
         Credits for sharing common expenses                                  89               40                 1
         Charges for sharing common expenses                                   -                -                (3)
         Translation adjustments to/(from) the Company                         2                9                 7
         Cash transfers (to)/from the Company                               (152)             (79)                6
                                                                       --------------------------------------------
     ENDING BALANCE                                                          (96)             (94)             (102)
                                                                       ---------------------------------------------

TANDON ASSOCIATES, INC. - NOTE RECEIVABLE
     BEGINNING BALANCE                                                         -                -            (1,607)
         Secured loans                                                         -           (1,989)                -
         Accrued interest on loan                                              -              (82)             (159)
         Cash transfers (to)/from the Company                                  -              464               432
                                                                       --------------------------------------------
     ENDING BALANCE                                                            -           (1,607)           (1,334)
                                                                       ---------------------------------------------

TANDON ASSOCIATES, INC.
     BEGINNING BALANCE                                                        (8)              22                 -
         Credits for outside services and expenditures                       317                -                 -
         Credits for sharing common expenses                                  59               19                17
         Charges for sharing common expenses                                   -                -               (39)
         Credits for research and development                                 27                -                 -
         Sale of assets                                                        -               40                 -
         Cash transfers (to)/from the Company                               (373)             (81)                -
                                                                       --------------------------------------------
     ENDING BALANCE                                                           22                -               (22)
                                                                       ---------------------------------------------

TANDON DATA SYSTEMS SERVICES LTD.
     BEGINNING BALANCE                                                       (23)               -                 -
         Cash transfers (to)/from the Company                                 23                -                 -
                                                                       --------------------------------------------
     ENDING BALANCE                                                            -                -                 -
                                                                       --------------------------------------------



                                                                           1997              1998             1999
TANDON MAGNETICS (I) PVT. LTD.
     BEGINNING BALANCE                                                        (3)              (5)               (4)
         Charges (credits) for sharing common expenses                        (2)               1                 -
                                                                       --------------------------------------------
     ENDING BALANCE                                                           (5)              (4)               (4)
                                                                       ---------------------------------------------

TANTEC MAGNETICS
     BEGINNING BALANCE                                                         -               (1)                -
         Product sales                                                        26               47                 -
         Purchase of computers                                               (18)              (5)                -
         Sale of raw of materials                                              -                5                 9
         Charges for sharing common expenses                                  (1)               -                (4)
         Credits for sharing common expenses                                   -                -                 -
         Credits for outside services                                         37                -                 -
         Sale of assets                                                        -               18                 -
         Cash transfers (to)/from the Company                                (45)             (64)                -
                                                                       --------------------------------------------
     ENDING BALANCE                                                           (1)               -                 5
                                                                       --------------------------------------------

J.T. HOLDINGS PVT. LTD.
     BEGINNING BALANCE                                                         -                -                 -
         Unsecured loan                                                        -                -              (806)
         Translation adjustments (to)/from the Company                         -                -                10
                                                                       --------------------------------------------
     ENDING BALANCE                                                            -                -              (796)
                                                                       ---------------------------------------------

TOTAL NET DUE TO RELATED PARTIES                                       $     (92)       $  (1,834)           (2,505)
                                                                       =============================================

TANDON FAMILY
     BEGINNING BALANCE                                                 $         -      $  (1,873)        $  (2,023)
         Note under Recapitalization Plan                                 (1,873)               -
         Interest on note                                                      -             (150)             (150)
                                                                       ---------------------------------------------
     Total note payable under Recapitalization Plan                      $(1,873)       $  (2,023)        $  (2,173)
                                                                       =============================================


During fiscal 1999, it was determined that the balance of $84,000 due from Eastern Peripherals Ltd. was not collectible. Eastern Peripherals ceased operations in 1995 and has liquidated all of its assets to pay down its outstanding obligations.

During fiscal 1999, J. T. Holdings Pvt. Ltd. loaned $806,000 to the Company for needed working capital. The loan is unsecured, payable on demand at an interest rate of 15% per annum commencing April 1, 2000.

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

13.      FOREIGN OPERATIONS

The Company operates principally in three geographic areas: the United States, Europe, and Asia. The following is a summary of information by areas as of and for the years ended March 31, 1997, 1998 and 1999 (in thousands):


1997
----
                                                                    United
                                                                    States      Europe       Asia        Total
                                                                   --------    --------    -------    ----------
Sales originating from.................................            $ 2,329           -        239      $   2,568
Loss from operations..................................             $ 1,944         830      8,471      $  11,245
Identifiable assets......................................          $ 1,699          42      2,414      $   4,155

1998
----
                                                                    United
                                                                    States      Europe       Asia        Total
                                                                   --------    --------    -------    ----------
Sales originating from..................................            $4,305           -        276      $   4,581
Loss from operations..................................              $1,587           -      1,386      $   2,973
Identifiable assets......................................           $1,068           -      1,458      $   2,527

1999
----
                                                                    United
                                                                    States      Europe       Asia        Total
                                                                   --------    --------    -------    ----------
Sales originating from.................................             $3,889           -         46         3,935
Loss (income) from operations......................                 $  560           -     (2,169)       (1,609)
Identifiable assets......................................           $  829           -      1,244         2,073




The Company exported approximately 11 percent, 13 percent, and 35 percent, of its total sales in the years ended 1997, 1998 and 1999, respectively. These exports are primarily to foreign subsidiaries of U. S. companies.

DOMESTIC VERSUS EXPORT SALES


                                                                                      Export
                                                                         ---------------------------------
                                                                          European               All Other
                                                            Domestic     Community     Asia        Areas        Total
                                                            --------     ---------   -------     ----------   --------
1997 Sales to unaffiliated customers......................  $  2,047         192         81            9      $ 2,329
1998 Sales to unaffiliated customers......................  $  3,751         468         86            -      $ 4,305
1999 Sales to unaffiliated customers......................  $  2,506       1,117        266            -      $ 3,889


14.      401K PLAN

The Company maintains a 401K plan for the benefit of its domestic employees. The Plan covers substantially all of these employees, subject to certain participation requirements. Participants may contribute from 1% to 15% of their eligible earnings, subject to certain restrictions. The Plan provides that the Company may make additional contributions to the Plan but it is not required to contribute on behalf of the participants. The Company did not incur expenses related to this Plan during fiscal years 1997, 1998 and 1999.