Form 10-Q
period 1999-06-30
GOLDEN SYSTEMS INC
filed 2000-05-31
CIK 911876

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1999

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                   THE TRANSITION PERIOD FROM _____ TO _____ .

                         COMMISSION FILE NUMBER 0-22698

-------------------------------------------------------------------------------

                              GOLDEN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

-------------------------------------------------------------------------------

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

AS OF MARCH 31, 2000 THERE WERE 5,299,998 SHARES OF NO PAR VALUE COMMON STOCK OUTSTANDING.

===============================================================================

                                  INDEX LISTING
-------------------------------------------------------------------------------


                                                                                        Page
                                                                                       Number
                                                                                       ------
                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Balance Sheets as of June 30, 1999 (unaudited) and March 31,
         1999.                                                                            1

         Consolidated Statements of Operations (unaudited) for the three months
         ended June 30, 1999 and June 30, 1998.                                           2

         Consolidated Statements of Cash Flows (unaudited) for the three months
         ended June 30, 1999 and June 30, 1998.                                           3

         Notes  To  Consolidated Financial  Statements (unaudited).                       4-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.                                                           7-9


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                      9


                                     PART II
                                OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.                                                  10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                10



                                   SIGNATURES

SIGNATURES                                                                                11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 GOLDEN SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)

                                                   June 30, 1999      March 31, 1999
                                                  ---------------    ----------------
                                                   (unaudited)
                                    ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                             $60                $117
    Accounts receivable, net of allowances                596                 548
    Inventories                                           572                 612
    Prepaid expenses and other current assets             120                 143
                                                     --------            --------
         Total current assets                           1,348               1,420
                                                     --------            --------

PROPERTY, PLANT AND EQUIPMENT,
    at cost, net of accumulated depreciation              603                 628
                                                     --------            --------
                                                       $1,951              $2,048
                                                     ========            ========


                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                             $8,741              $8,617
     Accounts payable                                     787                 885
     Note payable under Recapitalization Plan           2,211               2,173
     Net due to related parties                         2,562               2,505
     Notes payable                                        993                 962
     Accrued liabilities                                1,160               1,044
                                                     --------            --------
         Total current liabilities                     16,454              16,186
                                                     --------            --------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                       2,599               2,599

SHAREHOLDERS' EQUITY
    Common Stock                                       16,405              16,405
    Accumulated deficit                               (34,535)            (33,957)
    Cumulative translation adjustments                  1,028                 815
                                                     --------            --------
           Total shareholders' deficit                (17,102)            (16,737)
                                                     --------            --------
                                                       $1,951              $2,048
                                                     ========            ========

                            GOLDEN SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                                (unaudited)

                                                         Three Months Ended
                                                  ---------------------------------

                                                   June 30, 1999     June 30, 1998
                                                  ---------------   ---------------
NET SALES                                                $988             $777

COST OF GOODS SOLD                                        650              536
                                                     --------         --------
    Gross profit (loss)                                   338              241
                                                     --------         --------

OPERATING EXPENSES:
  Selling,  general and administration                    347              311
  Research and development                                101               78
                                                     --------         --------
                                                          448              389
                                                     --------         --------
    Operating loss                                       (110)            (148)
                                                     --------         --------

OTHER INCOME (EXPENSE):
  Interest expense                                       (481)            (463)
  Foreign currency transaction gains (losses)               8               (7)
  Gain on sale of subsidiary company                      ---               61
  Other income (expense)                                    5               13
                                                     --------         --------
                                                         (468)            (396)
                                                     --------         --------
    Loss before provision for income taxes               (578)            (544)

PROVISION FOR INCOME TAXES                                ---              ---
                                                     --------         --------
NET LOSS                                                $(578)           $(544)
                                                     ========         ========

BASIC LOSS PER SHARE                                   $(0.11)          $(0.10)
                                                     ========         ========

WEIGHTED AVERAGE NUMBER OF
     OUTSTANDING SHARES                                 5,300            5,300
                                                     ========         ========

                              GOLDEN SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                         Three Months Ended
                                                  --------------------------------
                                                   June 30, 1999     June 30, 1998
                                                  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(578)           $(544)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation  and amortization expense                 23               10
    Provision for losses on accounts receivable            15               40
    Provision for losses on inventories                   ---               15
    Decrease (increase) in:
      Accounts receivable                                 (63)             190
      Inventories                                          29               78
      Prepaid expenses and other current assets            21              (17)
    Increase (decrease) in:
      Accounts payable                                    (83)              26
      Accrued liabilities                                 518              462
                                                     --------         --------
        Net cash used in (provided by)
          operating activities                           (118)             260
                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment              (11)             (51)
                                                     --------         --------

        Net cash used in investing activities             (11)             (51)
                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in related party balances                     81               69
                                                     --------         --------

        Net cash provided by financing activities          81               69
                                                     --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                                (9)            (263)

                                                     --------         --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        (57)              15

CASH & CASH EQUIVALENTS, beginning of period              117               79
                                                     --------         --------
CASH & CASH EQUIVALENTS, end of period                    $60              $94
                                                     ========         ========

                              GOLDEN SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

-------------------------------------------------------------------------------


NOTE 1.       GENERAL

              In management's opinion, all adjustments, which are necessary for a fair presentation of financial condition and results of operations, are reflected in the accompanying interim consolidated financial statements. All such adjustments are of a normal recurring nature. All amounts are unaudited, except the March 31, 1999 balance sheet. This report should be read in conjunction with the audited consolidated financial statements, notes, and disclosures presented in the Company's 1999 Annual Report on Form 10-K. Footnotes and other disclosures which would substantially duplicate the disclosures in the Company's audited financial statements for fiscal year 1999 contained in the Company's 1999 Annual Report on Form 10-K, have been omitted. The interim financial information herein is not necessarily representative of operations for a full year.

NOTE 2.       RISKS AND BASIS OF PRESENTATION

         Results of operations for the quarter ended June 30, 1999 have been determined assuming that the Company will continue as a going concern. However, the Company is currently facing significant issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized as follows:

        - At June 30, 1999, the Company had outstanding amounts due to four separate Indian lenders in the amount of $9,734,000, all of which are currently in default. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $8,741,000. At March 31, 2000, the amount due to the banks was approximately $9.5 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

        - In fiscal 1995, Ultra Tek's importing of computer components into India came under investigation by the Indian customs authorities. In September 1997, the Indian customs authorities issued a separate "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of imported raw material in its inventories. In fiscal 1997, Ultra Tek came under the investigation of the Indian Department of Revenue Intelligence concerning the import and export of certain components used in the manufacture of power supplies and customer returned product. Subsequently, a separate "show cause" notice was issued requesting explanation of why duties should not be assessed. The above governmental allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of $2.5 million (106,474,000 Indian rupees), using the Indian rupee translation rate at January 31, 2000, and penal action being initiated against Ultra Tek. In addition, penal action under Indian law, which the Company believes is very unlikely, could result in possible monetary fines of up to a maximum of $16.9 million. The Company is contesting these allegations, but currently, the matters are unresolved and the outcomes uncertain.

        - The Company has incurred significant losses from operations over the past five fiscal years and quarter ended June 30, 1999; has lost its two main historical customers, which has significantly impacted its revenues; and at June 30, 1999, had a shareholders' deficit of $17.1 million. During fiscal 2000, the Company continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

Due to the significance of these factors in the Company's financial statements at June 30, 1999, all assets have been stated at their estimated realizable values. Costs of resolving the contingencies noted above or settling amounts due to Indian banks or Company creditors have not been recorded as management is currently unable to estimate these amounts. Accounts receivable and inventories were valued at their subsequently realized amounts (inventories at cost), and property, plant and equipment were valued based on estimates by management and in accordance with the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.


NOTE 3.       INVENTORIES

         Inventories are valued at the lower of cost (first in, first out) or market. Cost includes cost of material, freight and manufacturing overhead. Inventories consist of the following (in thousands):


                                    June 30, 1999              March 31, 1999
                                    -------------              --------------
             Raw materials                   $283                         $359
             Work-in-progress                 198                          156
             Finished goods                    91                           97
                                    -------------              ---------------
                                             $572                         $612
                                    =============              ===============


NOTE 4.       COMMITMENTS AND CONTINGENCIES

         a)       LEASES

         GSI leased its corporate headquarters from a related party under a three year operating lease until the lease expired in December 1999. Ultra Tek leases certain factory premises from the Indian Government under operating leases which expire at various dates through October 2000. Future minimum payments under these and other various operating leases are as follows (in thousands):

             YEAR ENDING MARCH 31:
                    2000 (nine months)                         $ 65
                    2001                                         27
                    2002                                          -
                    2003                                          -
                    2004                                          -
                                                               ----
                                                               $ 92
                                                               ====

         b)       LITIGATION

         The Company is subject to lawsuits in the normal course of business. In the opinion of management and legal counsel to the Company, pending litigation will not result in a material loss to the Company.

         c)       CONTINGENCIES

         During fiscal year 1995, the Company's imports of computer components for final assembly and sale into the domestic tariff area (DTA) of India (outside the SEEPZ) came under investigation by the Indian customs authorities. As a result, Company inventories of $1,088,000 (47,447,000 in Indian rupees) were seized by the authorities. On May 30, 1995, the authorities issued a notice to the Company alleging misdeclaration of purported imports of complete computer systems as imports of computer system components. The notice calls upon the Company to explain why the authorities should not (a) confiscate all the goods so imported, (b) levy additional duty of $1,121,000 (48,885,000 in Indian rupees) on the goods already sold into the DTA, and (c) take penal action against the Company under the law. The Company paid an advance of $700,000 (20,000,000 in Indian rupees) against customs duty that may ultimately be levied by the authorities and recorded this amount in "cost of goods sold" in fiscal 1995. During fiscal 1996, the authorities released the seized goods. However, because of difficulties encountered in re-exporting the goods and technological obsolescence, the entire amount of the seized goods has been included in the inventory reserve amounts at June 30, 1999. No other penalties or expenses related to this government action have been incurred by the Company.

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

         The aggregate of threatened duties and penalties to the Company is approximately $2,442,000, using the Indian rupee translation rate at January 31, 2000. Although the Company is contesting the allegations of the authorities, the outcome of these matters is uncertain at this time. Accordingly, no additional provisions for any losses that may ultimately result have been made in these financial statements. In addition, penal action under Indian law, which the Company believes is very unlikely, could result in possible monetary fines of up to $16,897,000 at January 31, 2000.

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

         In fiscal 1996, the Company implemented a program to overcome its cash difficulties by reducing inventory, organizational restructuring, price increases, volume growth and more favorable payment terms from the Company's existing customers. While a number of elements of that program were successfully implemented, the Company has not been able to generate anticipated amounts of cash from inventory reduction and, to date, has been unsuccessful in its efforts to resell any significant number of units of the reworked rejected product. In addition, the Company has not been successful, to date, in significantly building its sales volumes to its existing customers or to new customers. While the Company has implemented a plan to transition its business focus to power supplies for products that are less price sensitive and therefore provide a greater opportunity to develop positive profit margins, it has not been successful in doing so. There can be no assurance that the Company will have sufficient resources to carry out its plan in the future, or even if the resources are available, that the Company will be able to successfully develop the necessary customer relationships and obtain the product contracts to allow it to continue to operate its business. In light of these facts, and the operating results discussed below, the Company continues to look at opportunities to obtain additional capital from sources outside the Company and at transactions that would change it's fundamental structure.

         In summary, the Company suffered a considerable decline in cash flow during the five fiscal years ended March 31, 1999 and during the quarter ended June 30, 1999. At June 30, 1999, the Company had negative working capital of $15,106,000 and an accumulated deficit of $34,535,000. Subsequent to June 30, 1999, the Company continues to experience negative cash flow as a result of continuing losses and working capital required to ramp-up production in India. While current action is being taken to develop a viable operating plan to increase sales and renegotiate the terms of certain short-term obligations with the Indian banks, there can be no assurance that any of these actions will be successfully completed.

         FIRST QUARTER OF FISCAL YEAR 2000

         Sales for the three months ended June 30, 1999 were $988,000 compared to $777,000 for the same quarter in the prior year. This increase in sales of 27% is due principally to increased shipments to the Company's largest customer.

         Gross profit on first quarter sales was $338,000 compared to a gross profit of $241,000 for the first quarter in fiscal year 1999. This increase in gross profit was due to the aforementioned increase in sales as well as a significant increase in gross margins on those sales.

         Selling, general and administrative expenses for the first quarter of fiscal year 2000 were $347,000 compared to $311,000 or an increase of 12%. This increase is due primarily to the addition of a sales representative and general cost increases.

         Research and development expenses for the current quarter were $101,000 as compared to $78,000 for the first quarter of fiscal year 1999. This increase is primarily due to an increase in product safety certification fees related to product development.

         Net loss for the first quarter ended June 30, 1999 was $578,000 compared to a net loss of $544,000 for the same period in the prior year. The significant reasons for the increased loss are set forth in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the three months ended June 30, 1999, the Company used $118,000 in cash in operating activities. The major use of this cash is due to the net loss from operations and increase in accounts receivable and decrease in accounts payable offset in part by an increase in accrued liabilities, a significant element of which is the accrued interest on outstanding loan balances.

         INVESTING ACTIVITIES

         Cash used in investing activities during the first quarter of fiscal year 2000 was $11,000 resulting from the purchase of equipment.

         FINANCING ACTIVITIES

         Cash provided in the first quarter of fiscal year 2000 from financing activities was $81,000, resulting from a net increase in the related party payable balances, which is due primarily to accrued interest on related party loans to the Company.

         For the quarter ended June 30, 1999, the Company used $57,000 in cash, decreasing the $117,000 cash balance at the beginning of the period to $60,000 at June 30, 1999. At March 31, 2000 the Company had a cash balance of $249,000. Outside of related party financing, the Company has identified no viable source of financing. While current actions are being taken to implement a viable operating plan to increase sales, renegotiate the terms of certain short-term obligations with three Indian banks and raise additional capital, there can be no assurance that any of these actions will be successfully completed.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Inapplicable.

                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  At June 30, 1999, the Company had outstanding amounts due to four separate Indian lenders in the amount of $9,734,000, all of which are currently in default because of nonpayment of principal. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $8,741,000. At March 31, 2000, the amount due to the banks was approximately $9.5 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      EXHIBITS

                                 Exhibit 27.  Financial Data Sheet

                  (b)      REPORTS ON FORM 8-K

                                 No reports on Form 8-K were filed during the
                         three month period ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GOLDEN SYSTEMS, INC.


                            By:     /s/ Jawahar L. Tandon
                                    -------------------------
                                    Jawahar L. Tandon
                                    CHIEF EXECUTIVE OFFICER
                                    (DULY AUTHORIZED OFFICER OF THE REGISTRANT)


                            By:     /s/ Harvey A. Marsh
                                    -------------------------
                                    Harvey A. Marsh
                                    VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                    (DULY AUTHORIZED OFFICER OF THE REGISTRANT)


                            Date:    May 31, 2000
                                     --------------------------------