Form 10-Q
period 1999-09-30
GOLDEN SYSTEMS INC
filed 2000-05-31
CIK 911876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1999

                                       OR

              / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____ .

                         COMMISSION FILE NUMBER 0-22698

================================================================================

                              GOLDEN SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

================================================================================

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

                                  INDEX LISTING

================================================================================


                                                                                                 Page
                                                                                                Number
                                                                                                ------
                                                      PART I
                                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
         March 31, 1999.                                                                          1

         Consolidated Statements of Operations (unaudited) for the three months and
         six months ended September 30, 1999 and September 30, 1998.                              2

         Consolidated Statements of Cash Flows (unaudited) for the six months ended
         September 30, 1999 and September 30, 1998.                                               3

         Notes  To  Consolidated Financial Statements (Unaudited).                                4-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.                                                                   7-9


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                              9


                                                      PART II
                                                 OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.                                                          10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                                                         10


                                                    SIGNATURES

SIGNATURES                                                                                        11


                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         GOLDEN SYSTEMS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                            (in thousands)


                                                                    Sept. 30, 1999     March 31, 1999
                                                                    --------------     --------------
                                                                     (unaudited)
                                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                 $129               $117
    Accounts receivable, net of allowances                                     448                548
    Inventories                                                                635                612
    Prepaid expenses and other current assets                                  103                143
                                                                    --------------     --------------
         Total current assets                                                1,315              1,420
                                                                    --------------     --------------

PROPERTY, PLANT AND EQUIPMENT,
   at cost, net of accumulated depreciation                                    582                628

                                                                    --------------     --------------
                                                                            $1,897             $2,048
                                                                    ==============     ==============


                                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                                                  $8,945             $8,617
     Accounts payable                                                          816                885
     Note payable under Recapitalization Plan                                2,248              2,173
     Net due to related parties                                              2,575              2,505
     Notes payable                                                           1,044                962
     Accrued liabilities                                                     1,238              1,044
                                                                    --------------     --------------
         Total current liabilities                                          16,866             16,186
                                                                    --------------     --------------

COMMITMENTS AND CONTINGENCIES


MINORITY INTEREST                                                            2,599              2,599

SHAREHOLDERS' EQUITY
    Common Stock                                                            16,405             16,405
    Accumulated deficit                                                    (34,953)           (33,957)
    Cumulative translation adjustments                                         980                815
                                                                    --------------     --------------
         Total shareholders' deficit                                       (17,568)           (16,737)
                                                                    --------------     --------------
                                                                            $1,897             $2,048
                                                                    ==============     ==============


                                          GOLDEN SYSTEMS, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share data)
                                              (unaudited)


                                                        Three Months Ended                    Six Months Ended
                                                  -------------------------------     --------------------------------

                                                  Sept. 30, 1999   Sept. 30, 1998     Sept. 30,1999     Sept. 30, 1998
                                                  --------------   --------------     -------------     --------------
NET SALES                                                 $1,220             $494            $2,208             $1,271

COST OF GOODS SOLD                                           784              437             1,434                972
                                                  --------------   --------------     -------------     --------------

    Gross Profit                                             436               57               774                299
                                                  --------------   --------------     -------------     --------------


OPERATING EXPENSES:
  Selling,  general and administration                       335              358               682                667
  Research and development                                    88               91               189                169
                                                  --------------   --------------     -------------     --------------
                                                             423              449               871                836

                                                  --------------   --------------     -------------     --------------
    Operating Income (Loss)                                   13             (392)              (97)              (537)
                                                  --------------   --------------     -------------     --------------

OTHER INCOME (EXPENSE):
  Interest expense                                          (427)            (462)             (908)              (926)
  Foreign currency transaction gains (losses)                 (2)             101                 6                 94
  Gain on sale of subsidiary                                 ---              ---               ---                 61
  Other income (expense)                                      (1)               2                 3                 15
                                                  --------------   --------------     -------------     --------------
                                                            (430)            (359)             (899)              (756)
                                                  --------------   --------------     -------------     --------------
    Loss before provision for
        income taxes                                        (417)            (751)             (996)            (1,293)

PROVISION FOR INCOME TAXES                                     1                1                 1                  1

                                                  --------------   --------------     -------------     --------------
NET LOSS                                                   $(418)           $(752)            $(997)           $(1,294)
                                                  ==============   ==============     =============     ==============

BASIC LOSS PER SHARE                              $        (0.08)          $(0.14)           $(0.19)            $(0.24)
                                                  ==============   ==============     =============     ==============


WEIGHTED AVERAGE NUMBER OF
     OUTSTANDING SHARES                                    5,300            5,300             5,300              5,300
                                                  ==============   ==============     =============     ==============


                                            GOLDEN SYSTEMS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                (unaudited)


                                                                                    Six Months Ended
                                                                            --------------------------------
                                                                            Sept. 30, 1999    Sept. 30, 1998
                                                                            --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $(997)          $(1,294)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation  and amortization expense                                            46                27
     Provision for losses on accounts receivable                                       30                65
     Provision for losses on inventories                                              ---                30
     Decrease (increase) in:
          Accounts receivable                                                          70               602
          Inventories                                                                 (37)               45
          Prepaid expenses and other current assets                                    25                 2
     Increase (decrease) in:
          Accounts payable                                                            (50)             (245)
          Accrued liabilities                                                         901             1,113
                                                                            --------------    --------------
               Net cash used in (provided by) operating activities                    (12)              345
                                                                            --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                       (15)              (50)
                                                                            --------------    --------------
               Net cash provided by (used in) investing activities                    (15)              (50)
                                                                            --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in related party balances                                             137               105
                                                                            --------------    --------------
               Net cash provided by financing activities                              137               105
                                                                            --------------    --------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                                          (98)             (253)

                                                                            --------------    --------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                    12               147

CASH & CASH EQUIVALENTS, beginning of period                                          117                79

                                                                            --------------    --------------
CASH & CASH EQUIVALENTS, end of period                                               $129              $226
                                                                            ==============    ==============


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

NOTE 2.   RISKS AND BASIS OF PRESENTATION

     Results of operations for quarter and six months ended September 30, 1999 have been determined assuming that the Company will continue as a going concern. However, the Company is currently facing significant issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized as follows:

     - At September 30, 1999, the Company had outstanding amounts due to four separate Indian lenders in the amount of $9,989,000, all of which are currently in default. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $8,945,000. At March 31, 2000, the amount due to the banks was approximately $9.5 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

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

     - The Company has incurred significant losses from operations over the past five fiscal years and the six months ended September 30, 1999; has lost its two main historical customers, which has significantly impacted its revenues; and at September 30, 1999, had a shareholders' deficit of $17.6 million. During fiscal 2000, the Company continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

Due to the significance of these factors in the Company's financial statements at September 30, 1999, all assets have been stated at their estimated realizable values. Costs of resolving the contingencies noted above or settling amounts due to Indian banks or Company creditors have not been recorded as management is currently unable to estimate these amounts. Accounts receivable and inventories were valued at their subsequently realized amounts (inventories at cost), and property, plant and equipment were valued based on estimates by management and in accordance with the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.


NOTE 3.   INVENTORIES

     Inventories are valued at the lower of cost (first in, first out) or market. Cost includes cost of material, freight and manufacturing overhead. Inventories consist of the following (in thousands):


                                                               Sept. 30, 1999             March 31, 1999
                                                               --------------             --------------
                      Raw materials                                      $33                        $359
                      Work-in-progress                                   281                         156
                      Finished goods                                     321                          97
                                                               --------------             --------------
                                                                        $635                        $612
                                                               ==============             ==============


NOTE 4.   COMMITMENTS AND CONTINGENCIES

     a)       LEASES

     GSI leases its corporate headquarters from a related party under a three year operating lease which expires in December 1999. Ultra Tek leases certain factory premises from the Indian Government under operating leases which expire at various dates through October 2000. Future minimum payments under these and other various operating leases are as follows (in thousands):


                  YEAR ENDING MARCH 31:
                  ---------------------
                       2000 (six months)                                        $  44
                       2001                                                        27
                       2002                                                         -
                       2003                                                         -
                       2004                                                         -
                                                                                 ----
                                                                                 $ 71
                                                                                 ====


     b)       LITIGATION

     The Company is subject to lawsuits in the normal course of business. In the opinion of management and legal counsel to the Company, pending litigation will not result in a material loss to the Company.

     c)       CONTINGENCIES

     During fiscal year 1995, the Company's imports of computer components for final assembly and sale into the domestic tariff area (DTA) of India (outside the SEEPZ) came under investigation by the Indian customs authorities. As a result, Company inventories of $1,088,000 (47,447,000 in Indian rupees) were seized by the authorities. On May 30, 1995, the authorities issued a notice to the Company alleging misdeclaration of purported imports of complete computer systems as imports of computer system components. The notice calls upon the Company to explain why the authorities should not (a) confiscate all the goods so imported, (b) levy additional duty of $1,121,000 (48,885,000 in Indian rupees) on the goods already sold into the DTA, and (c) take penal action against the Company under the law. The Company paid an advance of $700,000 (20,000,000 in Indian rupees) against customs duty that may ultimately be levied by the authorities and recorded this amount in "cost of goods sold" in fiscal 1995. During fiscal 1996, the authorities released the seized goods. However, because of difficulties encountered in re-exporting the goods and technological obsolescence, the entire amount of the seized goods has been included in the inventory reserve amounts at September 30, 1999. No other penalties or expenses related to this government action have been incurred by the Company.

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

     In summary, the Company suffered a considerable decline in cash flow during the five fiscal years ended March 31, 1999 and during the six months ended September 30, 1999. At September 30, 1999, the Company had negative working capital of $15,552,000 and an accumulated deficit of $35,015,000. Subsequent to September 30, 1999, the Company continues to experience negative cash flow as a result of continuing losses and working capital required to ramp-up production in India. While current action is being taken to develop a viable operating plan to increase sales and renegotiate the terms of certain short-term obligations with the Indian banks, there can be no assurance that any of these actions will be successfully completed.

     SECOND QUARTER OF FISCAL YEAR 1999

     Sales for the three months ended September 30, 1999 were $1,220,000 compared to $494,000 for the same quarter in the prior year. This increase in sales of 147% is due principally to an increase in orders from the Company's largest customer for adapters.

     Gross profit on second quarter sales was $436,000 compared to a gross profit of $57,000 for the second quarter in fiscal year 1999. This increase in gross profit was due to the aforementioned increase in sales, as well as a significant increase in gross margins on those sales.

     Foreign currency transaction losses were $2,000 during the three months ended September 30, 1999, compared to a gain of $101,000 during the comparable period for fiscal 1999. During the current quarter there was little fluctuation in the Indian rupee translation rate.

     Net loss for the second quarter ended September 30, 1999 was $418,000 compared to a net loss of $752,000 for the same period in the prior year. The significant reasons for the loss decrease are set forth in the foregoing discussion.

     SIX MONTHS OF FISCAL YEAR 2000

     For the six months ended September 30, 1999, net sales were $2,208,000 compared to $1,271,000 for the same period in fiscal 1999. This 74% increase is due principally to the increase in demand for adapters from the Company's largest customer.

     Gross profit for the six months ended September 30, 1999 was $774,000 compared to a gross profit of $299,000 for the same period in 1998. This increase of 159% is due to the increased sales volume, as well as an increase in gross margins on those sales.

     Foreign currency transaction gains of $6,000 for the first half of fiscal 1999 compared to a gain of $94,000 in the comparable period. As in the second quarter, the exchange rate for the Indian rupee was stable in relation to the U.S. dollar.

     The gain on sale of subsidiary company of $61,000 during the six months ended September 30, 1998 represented the recovery of an account receivable by Ultra Tek, the Company's manufacturing subsidiary in India. At the time the Sri Lanka company was sold in the fourth quarter of fiscal 1998, the receivable resulting from the sale of equipment was thought to be uncollectible and consequently written off in computing the net gain on sale of the Sri Lanka subsidiary. During fiscal 1999, the new owner of the Sri Lanka company returned the equipment to Ultra Tek in full satisfaction of its obligation.

     Net loss for the six months ended September 30, 1999 was $997,000 compared to a net loss of $1,294,000 for the same period in the prior year. The significant reasons for the change in the net loss are set forth in the foregoing discussion.

LIQUIDITY AND CAPITAL RESOURCES

     OPERATING ACTIVITIES

     During the six months ended September 30, 1999, the Company used $12,000 in cash in operating activities. The net loss from operations was essentially offset by the increase in accrued liabilities, a significant element of which is the accrued interest on outstanding loan balances.

     INVESTING ACTIVITIES

     Cash used in investing activities during the first half of fiscal year 2000 was $15,000 due to the purchase of equipment.

     FINANCING ACTIVITIES

     Cash provided in the first half of fiscal year 2000 from financing activities was $137,000, resulting from a net increase in related party payable balances, which is due primarily to accrued interest on related party loans to the Company.

     For the six months ended September 30, 1999, the Company provided $12,000 in cash, increasing the $117,000 cash balance at the beginning of the period to $129,000 at September 30, 1999. At March 31, 2000 the Company had a cash balance of $249,000. Outside of related party financing, the Company has identified no viable source of financing. While current actions are being taken to implement a viable operating plan to increase sales, renegotiate the terms of certain short-term obligations with three Indian banks and raise additional capital, there can be no assurance that any of these actions will be successfully completed.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Inapplicable

                          PART II -- OTHER INFORMATION



ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  At September 30, 1999, the Company had outstanding amounts due to four separate Indian lenders in the amount of $9,989,000, all of which are currently in default because of non-payment of principal. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $8,945,000. At January 31, 2000, the amount due was approximately $9.5 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                                 Exhibit 27.  Financial Data Sheet

                  (b)      REPORTS ON FORM 8-K

                                 No reports on Form 8-K were filed during the
                           three month period ended September 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GOLDEN SYSTEMS, INC.




                            By:     /s/ Jawahar L. Tandon
                                    -------------------------------
                                    Jawahar L. Tandon
                                    CHIEF EXECUTIVE OFFICER
                                    (DULY AUTHORIZED OFFICER OF THE REGISTRANT)



                            By:     /s/ Harvey A. Marsh
                                    -------------------------------
                                    Harvey A. Marsh
                                    VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                    (DULY AUTHORIZED OFFICER OF THE REGISTRANT)





                            Date:   May 31, 2000
                                    -------------------------------