Form 10-Q
period 1999-12-31
GOLDEN SYSTEMS INC
filed 2000-05-31
CIK 911876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                DECEMBER 31, 1999

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

               ___________________________________________________

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

AS OF MARCH 31, 2000, THERE WERE 5,299,998 SHARES OF NO PAR VALUE COMMON STOCK OUTSTANDING.

================================================================================

                                  INDEX LISTING
================================================================================

                                                                                                 Page
                                                                                                Number
                                     PART I                                                     ------
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Balance Sheets as of December 31, 1999 (unaudited) and
         March 31, 1999.                                                                           1

         Consolidated Statements of Operations (unaudited) for the three months
         and nine months ended December 31, 1999 and December 31, 1998.                            2

         Consolidated Statements of Cash Flows (unaudited) for the nine months
         ended December 31, 1999 and December 31, 1998.                                            3

         Notes  To  Consolidated Financial  Statements (Unaudited).                                4-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.                                                                    7-9


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                               9



                                     PART II
                                OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.                                                           10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                         10



                                   SIGNATURES

SIGNATURES                                                                                         11


                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                              GOLDEN SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    Dec. 31, 1999      March 31, 1999
                                                 -----------------    ----------------
                                                    (unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                  $46                $117
    Accounts receivable, net of allowances                     690                 548
    Inventories                                                578                 612
    Prepaid expenses and other current assets                  126                 143
                                                  -----------------    -----------------
         Total current assets                                1,440               1,420
                                                  -----------------    -----------------
PROPERTY, PLANT AND EQUIPMENT,
   at cost, net of accumulated depreciation                    592                 628
                                                  -----------------    -----------------
                                                            $2,032              $2,048
                                                  =================    =================

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term borrowings                                  $9,246              $8,617
     Accounts payable                                          833                 885
     Note payable under Recapitalization Plan                2,286               2,173
     Net due to related parties                              2,639               2,505
     Notes payable                                           1,104                 962
     Accrued liabilities                                     1,298               1,044
                                                  -----------------    -----------------
         Total current liabilities                          17,406              16,186
                                                  -----------------    -----------------
COMMITMENTS AND CONTINGENCIES


MINORITY INTEREST                                            2,599               2,599

SHAREHOLDERS' EQUITY
    Common Stock                                            16,405              16,405
    Accumulated deficit                                    (35,450)            (33,957)
    Cumulative translation adjustments                       1,072                 815
                                                  -----------------    -----------------
           Total shareholders' deficit                     (17,973)            (16,737)
                                                  -----------------    -----------------
                                                            $2,032              $2,048
                                                  =================    =================


                              GOLDEN SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                   Three Months Ended                  Nine Months Ended
                                            --------------------------------   ---------------------------------
                                             Dec. 31, 1999    Dec. 31, 1998     Dec. 31, 1999     Dec. 31, 1998
                                            --------------    --------------   ---------------     -------------
NET SALES                                         $1,479           $1,519            $3,686            $2,790

COST OF GOODS SOLD                                 1,014              873             2,446             1,845
                                            --------------    --------------   ---------------     -------------
    Gross Profit                                     465              646             1,240               945
                                            --------------    --------------   ---------------     -------------

OPERATING EXPENSES:
  Selling,  general and administration               397              351             1,079             1,018
  Research and development                            83               84               272               253
                                            --------------    --------------   ---------------     -------------
                                                     480              435             1,351             1,271

                                            --------------    --------------   ---------------     -------------
    Operating Profit (Loss)                          (15)             211              (111)             (326)
                                            --------------    --------------   ---------------     -------------

OTHER INCOME (EXPENSE):
  Interest expense                                  (475)            (461)           (1,383)           (1,387)
  Foreign currency transaction gains (losses)        (11)              58                (5)              152
  Gain on sale of subsidiary                         ---              ---               ---                61

  Other income                                         5                1                 7                16
                                            --------------    --------------   ---------------     -------------
                                                    (481)            (402)           (1,381)           (1,158)
                                            --------------    --------------   ---------------     -------------
    Loss before provision for
        income taxes                                (496)            (191)           (1,492)           (1,484)

PROVISION FOR INCOME TAXES                           ---              ---                 1                 1
                                            --------------    --------------   ---------------     -------------
NET LOSS                                           $(496)           $(191)          $(1,493)          $(1,485)
                                            ==============    ==============   ===============     =============
BASIC LOSS PER SHARE                              $(0.09)          $(0.04)           $(0.28)           $(0.28)
                                            ==============    ==============   ===============     =============

WEIGHTED AVERAGE NUMBER OF
     OUTSTANDING SHARES                            5,300            5,300             5,300             5,300
                                            ==============    ==============   ===============     =============


                              GOLDEN SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          Nine Months Ended
                                                                  ---------------------------------
                                                                   Dec. 31, 1999     Dec. 31, 1998
                                                                  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(1,493)          $(1,485)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation  and amortization expense                                   55                38
     Provision for losses on accounts receivable                             111                96
     Provision for losses on inventories                                     ---                45

     Decrease (increase) in:
          Accounts receivable                                               (254)               27
          Inventories                                                         34               141
          Prepaid expenses and other current assets                            4               (19)
     Increase (decrease) in:
          Accounts payable                                                   (34)             (448)
          Accrued liabilities                                              1,384             1,395
                                                                  ---------------   ---------------
               Net cash used in operating activities                        (193)             (210)
                                                                  ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                               (34)              (59)
                                                                  ---------------   ---------------
               Net cash provided by (used in)
                  investing activities                                       (34)              (59)
                                                                  ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in related party balances                                    163               530
                                                                  ---------------   ---------------
               Net cash provided by financing activities                     163               530
                                                                  ---------------   ---------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                                  (7)             (318)

                                                                  ---------------   ---------------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                          (71)              (57)

CASH & CASH EQUIVALENTS, beginning of period                                 117                79
                                                                  ---------------   ---------------
CASH & CASH EQUIVALENTS, end of period                                       $46               $22
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

NOTE 2.           RISKS AND BASIS OF PRESENTATION

         Results of operations for the quarter and nine months ended
December 31, 1999 have been determined assuming that the Company will continue as a going concern. However, the Company is currently facing significant issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized as follows:

         - At December 31, 1999, the Company had outstanding amounts due to four separate Indian lenders in the amount of $10,350,000, all of which are currently in default. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $9,246,000. At March 31, 2000, the amount due to the banks was approximately $9.5 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

         - In fiscal 1995, Ultra Tek's importing of computer components into India came under investigation by the Indian customs authorities. In September 1997, the Indian customs authorities issued a separate "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of imported raw material in its inventories. In fiscal 1997, Ultra Tek came under the investigation of the Indian Department of Revenue Intelligence concerning the import and export of certain components used in the manufacture of power supplies and customer returned product. Subsequently, a separate "show cause" notice was issued requesting explanation of why duties should not be assessed. The above governmental allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of $2.5 million (106,474,000 Indian rupees), using the Indian rupee translation rate at January 31, 2000,and penal action being initiated against Ultra Tek. In addition, penal action under Indian law, which the Company believes is very unlikely, could result in possible monetary fines of up to a maximum of $16.9 million. The Company is contesting these allegations, but currently, the matters are unresolved and the outcomes uncertain.

         - The Company has incurred significant losses from operations over the past five fiscal years and nine months ended December 31, 1999; has lost its two main historical customers, which has significantly impacted its revenues; and at December 31, 1999, had a shareholders' deficit of $18,081,000. During fiscal 2000, the Company continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

Due to the significance of these factors in the Company's financial statements at December 31, 1999, all assets have been stated at their estimated realizable values. Costs of resolving the contingencies noted above or settling amounts due to Indian banks or Company creditors have not been recorded as management is currently unable to estimate these amounts. Accounts receivable and inventories were valued at their subsequently realized amounts (inventories at cost), and property, plant and equipment were valued based on estimates by management and in accordance with the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.


NOTE 3.       INVENTORIES

         Inventories are valued at the lower of cost (first in, first out) or market. Cost includes cost of material, freight and manufacturing overhead. Inventories consist of the following (in thousands):


                                                Dec. 31, 1999          March 31, 1999
                                                -------------          --------------
                      Raw materials                   $182                     $359
                      Work-in-progress                 328                      156
                      Finished goods                    68                       97
                                                -------------          --------------
                                                      $578                     $612
                                                =============          ==============

NOTE 4.       COMMITMENTS AND CONTINGENCIES

         a)       LEASES

         GSI leased its corporate headquarters from a related party under a three year operating lease which expired in December 1999. The Company is currently renting space on a month-to-month basis. Ultra Tek leases certain factory premises from the Indian Government under operating leases which expire at various dates through October 2000. Future minimum payments under these and other various operating leases are as follows (in thousands):


                  Year ending March 31:
                  ---------------------
                         2000 (three months)               22
                         2001                              27
                         2002                               -
                         2003                               -
                         2004                               -
                                                        -----
                                                        $  49
                                                        =====


         b)       LITIGATION

         The Company is subject to lawsuits in the normal course of business. In the opinion of management and legal counsel to the Company, pending litigation will not result in a material loss to the Company.

         c)       CONTINGENCIES

         During fiscal year 1995, the Company's imports of computer components for final assembly and sale into the domestic tariff area (DTA) of India (outside the SEEPZ) came under investigation by the Indian customs authorities. As a result, Company inventories of $1,088,000 (47,447,000 in Indian rupees) were seized by the authorities. On
         May 30, 1995, the authorities issued a notice to the Company alleging misdeclaration of purported imports of complete computer systems as imports of computer system components. The notice calls upon the Company to explain why the authorities should not (a) confiscate all the goods so imported, (b) levy additional duty of $1,121,000 (48,885,000 in Indian rupees) on the goods already sold into the DTA, and (c) take penal action against the Company under the law. The Company paid an advance of $700,000 (20,000,000 in Indian rupees) against customs duty that may ultimately be levied by the authorities and recorded this amount in "cost of goods sold" in fiscal 1995. During fiscal 1996, the authorities released the seized goods. However, because of difficulties encountered in re-exporting the goods and technological obsolescence, the entire amount of the seized goods has been included in the inventory reserve amounts at December 31, 1999. No other penalties or expenses related to this government action have been incurred by the Company.

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

         In summary, the Company suffered a considerable decline in cash flow during the five fiscal years ended March 31, 1999 and during the nine months ended December 31, 1999. At December 31, 1999, the Company had negative working capital of $15,966,000 and an accumulated deficit of $35,558,000. Subsequent to December 31, 1999, the Company continues to experience negative cash flow as a result of continuing losses and working capital required to ramp-up production in India. While current action is being taken to develop a viable operating plan to increase sales and renegotiate the terms of certain short-term obligations with the Indian banks, there can be no assurance that any of these actions will be successfully completed.

         THIRD QUARTER OF FISCAL YEAR 2000

         Gross profit on third quarter sales was $465,000 compared to a gross profit of $646,000 for the third quarter of fiscal year 1999. This decrease in gross margin is due principally to the occurrence of some very high margin specialty sales in the prior year, which did not recur in the current period, a reduction in margin rates on shipments to the Company's largest customer and increased freight expense resulting from an increase in the number of smaller shipments from the Company's manufacturing facility in Mumbai, India.

         Foreign currency transaction losses were $11,000 for the three months ended December 31, 1999, compared to gains of $58,000 for the same period in 1998. This change is due principally to the relative stability of the value of the Indian rupee in relation to the U. S. dollar during the current period.

         Net loss for the third quarter ended December 31, 1999 was $496,000 compared to a net loss of $191,000 for the same period in the prior year. The significant reasons for the increased loss are set forth in the foregoing discussion.

         NINE MONTHS OF FISCAL YEAR 2000

         For the nine months ended December 31, 1999, net sales were $3,686,000 compared to $2,790,000 for the same period in fiscal 1999. This 32% increase is due principally to an increase in demand for adapters being shipped to the Company's largest customer, during the first half of fiscal 2000.

         Gross profit for the first nine months of fiscal 2000 was $1,240,000 compared to $945,000 for the same period in fiscal 1999. This 31% improvement is due primarily to the increase in sales volume and improved sales margins.

         Foreign currency transaction losses were $5,000 for the first nine months of fiscal 2000 compared to a gain of $152,000 in the comparable period. As in the third quarter, this change is due principally to the relative stability of the Indian rupee in relation to the U.S. dollar, whereas in the prior year, because of the weaker Indian rupee in relation to the U.S. dollar, more rupees were being paid to satisfy U.S. dollar net receivables due to Ultra Tek.

         The gain on sale of subsidiary company of $61,000 during the nine months ended December 31, 1998, represents the recovery of an account receivable by Ultra Tek, the Company's manufacturing subsidiary in India. At the time the Sri Lanka company was sold in the fourth quarter of fiscal 1998, the receivable resulting from the sale of equipment was thought to be uncollectible and consequently written off in computing the net gain on sale of the Sri Lanka subsidiary. During the first quarter of fiscal 1999, the new owner of the Sri Lanka company returned the equipment to Ultra Tek in full satisfaction of its obligation.

         Net loss for the nine months ended December 31, 1999 was $1,493,000 compared to a net loss of $1,485,000 for the same period in the prior year. The significant reasons for the reduction in the net loss are set forth in the foregoing discussion.


LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES

         During the nine months ended December 31, 1999, the Company used $193,000 in cash in operating activities. The major use of this cash is due to the net loss from operations and an increase in accounts receivable, offset in part by depreciation, a reserve for losses on accounts receivable and an increase in accrued liabilities, a significant element of which is the accrued interest on outstanding loan balances.

         INVESTING ACTIVITIES

         Cash used in investing activities during the first nine months of fiscal year 2000 was $34,000 due to the purchase of equipment.

         FINANCING ACTIVITIES

         Cash provided in the first nine months of fiscal year 2000 from financing activities was $163,000, resulting from a net increase in related party payable balances, which is due primarily to accrued interest on related party loans to the Company.

         For the nine months ended December 31, 1999, the Company consumed $71,000 in cash, decreasing the $117,000 cash balance at the beginning of the period to $46,000 at December 31, 1999. At March 31, 2000 the Company had a cash balance of $249,000. Outside of related party financing, the Company has identified no viable source of financing. While current actions are being taken to implement a viable operating plan to increase sales, renegotiate the terms of certain short-term obligations with three Indian banks and raise additional capital, there can be no assurance that any of these actions will be successfully completed.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Inapplicable

                          PART II -- OTHER INFORMATION



ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  At December 31, 1999, the Company had outstanding amounts due to four separate Indian lenders in the amount of $10,350,000, all of which are currently in default because of non-payment of principal. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $9,246,000. At March 31, 2000, the amount due was approximately $9.5 million. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the banks include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                                 Exhibit 27.  Financial Data Sheet

                  (b)      REPORTS ON FORM 8-K

                                 No reports on Form 8-K were filed during the
                           three month period ended December 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GOLDEN SYSTEMS, INC.




                                    By:     /s/ Jawahar L. Tandon
                                            ---------------------------------
                                            Jawahar L. Tandon
                                            CHIEF EXECUTIVE OFFICER
                                            (DULY AUTHORIZED OFFICER OF THE
                                            REGISTRANT)




                                    By:     /s/ Harvey A. Marsh
                                            ---------------------------------
                                            Harvey A. Marsh
                                            VICE PRESIDENT, CHIEF FINANCIAL
                                            OFFICER
                                            (DULY AUTHORIZED OFFICER OF THE
                                            REGISTRANT)



                                    Date:     May 31, 2000
                                            ---------------------------------