Form 10-K
period 2000-03-31
GOLDEN SYSTEMS INC
filed 2000-12-21
CIK 911876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

     | |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price at September 30, 2000, was approximately $175,000. The number of shares outstanding of the registrant's Common Stock at September 30, 2000 was 5,299,998.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------
                              GOLDEN SYSTEMS, INC.
                            INDEX TO ANNUAL REPORT ON
                                    FORM 10-K

                            For the fiscal year ended
                                 March 31, 2000

                                                                            Page
                                                                            ----
                                     PART I
Item 1.   Business...........................................................  3
Item 2.   Properties......................................................... 15
Item 3.   Legal Proceedings.................................................. 15
Item 4.   Submission of Matters to a Vote of Security Holders................ 16

                                     PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters........................................ 16
Item 6.   Selected Financial Data............................................ 17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 17
Item 8.   Financial Statements and Supplementary Data........................ 23
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure............................. 23

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................. 24
Item 11.  Executive Compensation............................................. 25
Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 30
Item 13.  Certain Relationships and Related Transactions..................... 31

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 32
          Signatures......................................................... 34
          Index to Consolidated Financial Statements........................ F-1
          Financial Statements and Supplementary Data....................... F-1
          Reports of Independent Public Accountants................ F-2 and F-23

                                     PART I

     Unless otherwise indicated as used in this Form 10-K all references to a fiscal year shall mean the fiscal year of Golden Systems, Inc. ("Golden Systems" or the "Company") that ends in such year (for example, the fiscal year commencing April 1, 1999 and ending March 31, 2000 is referred to herein as "fiscal 2000" or "2000").

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

ITEM 1    BUSINESS

BACKGROUND

     Golden Systems was incorporated in October 1985 and commenced operating in February 1991. Since then the Company has engaged in the marketing of power supplies to personal computer and peripheral equipment original equipment manufacturers ("OEMs") and to distributors of standard power supply products. During the fiscal year ended March 31, 1992, the Company entered into its first high volume OEM sales arrangement. The engineering, sales and distribution operations of the Company were integrated with the engineering and manufacturing operations of its newly acquired subsidiary, Ultra Tek Devices, Ltd. ("Ultra Tek"), effective on July 1, 1993, in contemplation of the Company's Initial Public Offering. Prior to the integration, Ultra Tek manufactured power supplies for sale primarily to Tandon Corporation or Tandon Associates for use in personal computers and peripheral equipment manufactured by companies affiliated with the Tandon family. J. L. Tandon, a United States resident and citizen, is the Chief Executive Officer and a director of the Company. M. L. Tandon, a resident and citizen of India, has been Chairman of the Board of Ultra Tek since its incorporation on August 9, 1985 and is J. L. Tandon's brother. The Company began doing business as "Cortech Systems" in August 1996. Ultra Tek has changed its name to Cortech Systems (India) Ltd. and a new certificate of incorporation was issued on June 6, 2000.

GENERAL

     The Company is in the business of designing, manufacturing and marketing switching power supplies. Historically, its customers have been OEMs of personal computers and peripheral equipment. The Company's principal customers in the past were Compaq Computer Corporation ("Compaq") and International Business Machines Corporation ("IBM"). Sales to Compaq declined significantly during fiscal 1996 and 1997. Although the Company expanded its business activity with IBM during fiscal 1996, IBM ceased to be a customer during fiscal 1997. Since fiscal 1997, the Company's primary customer has been Iomega Corporation ("Iomega"). However, since December 1999, the Company has not received any new orders from Iomega.

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

     On February 21, 1997, the Independent Directors Committee determined to recommend to the Board of Directors that the Recapitalization Plan and the transactions contemplated thereby be approved. On February 27, 1997, the Board of Directors approved the Recapitalization Plan. The Company prepared a proxy statement describing the Recapitalization Plan, which was to be presented to the Company's shareholders for a vote at the 1996 Annual Meeting of Shareholders. The document was filed with the Commission, as required by federal securities law, on April 8, 1997. One month later, the Company received comments from the Commission, which the Company needed to address before the proxy statement could be delivered to the shareholders. As a result of the time taken by the Commission to prepare its comments and the time necessary for the Company to respond to them, the financial information included in the proxy statement became too old to use under federal securities rules. Because the information provided was from the third quarter of fiscal 1997, updating the financial disclosure required the completion of the 1997 fiscal year end audit. Unfortunately, the Company's worsening financial situation prevented it from undertaking this audit for some time and then, upon undertaking the audit, prevented the audit from being completed until June 1998. Having its fiscal 1997 audit in place and having filed the fiscal 1997 year end report with the Commission in June 1998, the Company proceeded to prepare quarterly reports on Form 10-Q for each of the first three quarters of fiscal 1998, which were filed with the Commission in September 1998. Because of the foregoing delays, a change in auditors, and delays in completing the audit in India using Generally Accepted Accounting Principles, the fiscal 1998 audit was not completed until August 1999, which delayed the filing of the fiscal 1999 annual report on Form 10-K. The completion of the 2000 fiscal year audit was delayed because of the on-going negotiations to restructure the Company's debts with the Indian banks. Because of these discussions, the Indian statutory audit and a special fixed asset audit was given priority over the audit using Generally Accepted Accounting Principles. A further delay was encountered with the Indian auditing firm as a result of the need to present their report and audited financial statements of Ultra Tek in this fiscal 2000 annual report on Form 10-K with the Commission. This audit was not completed until November 28, 2000. Before the Company will be able to solicit the approval of its shareholders for the Recapitalization Plan or any other matters requiring shareholder approval, fiscal 2000 quarterly and annual reports will have to be filed.

     In order to ease the Company's worsening cash situation while the shareholder approval process was being pursued, the Tandon family agreed to invest immediately the $2,000,000 contemplated by the Recapitalization Plan. On or about March 31, 1997, the Tandon family contributed $2,000,000 consisting of cash and canceled promissory notes from the Company in exchange for 850,000 shares of the Company's Common Stock that had been authorized for issuance but never issued and a bridging promissory note from the Company in the principal amount of $1,873,000 that would be canceled when the remaining 12,483,333 shares of Common Stock issuable under the terms of the Recapitalization Plan had been authorized by the Company's shareholders and issued to the Tandon family. By its terms, the original bridge note has converted into an 8% per annum demand promissory note. All of the proceeds were used for the Company's working capital. The balance owing under that note as of March 31, 2000, was $2,322,000, including accrued interest. Further, as of that date, the Company had borrowed, net of repayments, an additional $2,363,000 from the Tandon family. This cash allowed the Company to continue operations, but aside from related party financing, the Company currently has no viable source of financing to continue its current revenue growth and achieve profitable operations and positive cash flow. At September 30, 2000, the outstanding balance, including accrued interest, due to the Tandon family was approximately $2,700,000, in addition to $2,435,000 owing on the note payable under the Recapitalization Plan. All additional loaned amounts have either been under the terms of a factoring agreement at a monthly interest rate of 1% on the average outstanding daily balance, or been under the terms of unsecured loans, payable on demand at an interest rate of 15% per annum, commencing April 1, 2000.

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

     The BIFR appointed an Operating Agency ("OA") to examine the Company's viability and prepare a viability study report. Accordingly, the Company prepared a draft rehabilitation proposal, which was submitted to the OA. The OA reviewed the proposal and forwarded the same to the BIFR along with the minutes of a joint meeting convened by the OA in March 1999. Based on the minutes of the joint meeting, the BIFR prepared its Draft Rehabilitation Scheme and advised all concerned, inviting suggestions/objections to the scheme, which envisaged restructuring of existing debts. The BIFR held a hearing on August 16, 1999 and, after hearing all interested parties, advised the Company and the banks to discuss further and modify the Draft Scheme to take into account the various points made at the hearing. The BIFR also instructed the OA to conduct joint meetings with the banks and the Company and to forward a modified scheme. Accordingly, the Company made revisions in the Draft Scheme to the extent that, no further funding would be required from the banks and there would be no dilution of the existing security available to the consortium banks. On October 5, 1999, the OA held a joint meeting of consortium member banks and the Company to discuss the revised proposal and forwarded minutes of the joint meeting to BIFR, indicating that no consensus had been arrived at on the proposal submitted by the Company. During a hearing on May 19, 2000, before the BIFR, the bench observed that no acceptable revival proposal was in sight and directed OA to initiate necessary steps towards change of management. The bench also directed that the Company, being the existing promoter, can also submit their proposal based on a One Time Settlement (OTS) acceptable to the banks and a third party lending institution. The Company is in the process of submitting the OTS proposal. The Company is hopeful of a favorable response in this matter. As of September 30, 2000, the debt to the Indian lenders amounted to approximately $10,737,000.

     During February 1999, a major customer notified the Company that the plastic housing on approximately 150,000 external power supplies manufactured by the Company is subject to separation under some circumstances. The Company has worked with the customer in their recall of 60,000 units at risk of separation and in the hands of consumers. Through September 30, 2000, the cost of the recall to the Company has been approximately $50,000.

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

India Operations
----------------

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

     It is crucial to the Company's prospects that it develop a level of revenues from customers offering sufficient opportunities for positive profit margins that will allow the Company to be cash flow positive on an operating basis and to report operating income. As of September 30, 2000, this has not yet occurred. In addition to the production management, inventory management, customer satisfaction and new business development risks the Company faces in achieving its objectives, the Company also faces national and world economy risks, industry downturn risks and specific customer well-being risks. For example, the economic crisis that began affecting some countries in Asia in 1997 was helpful to some of the Company's competitors and harmful to some of its customers. It also disrupted the supply of raw materials from the affected countries. Further, the slump in business of the Company's largest customer in the first half of fiscal 1998, caused this customer to cut back its orders by approximately 50% from projected levels for the fourth quarter of fiscal 1998. For fiscal 1999, sales to this customer were approximately 17% less than sales for fiscal 1998, and since December 1999 through September 30, 2000, no new orders have been received.

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

     CLOSED FRAME. Closed frame power supplies have a case enclosing the power supply components and are used in product applications where end users may need access to the interior of the product and in products requiring greater power than can safely be provided by open frame power supplies. Encasing the power supply minimizes the risk of injury to end users from the high voltage components of the power supply. The Company manufactures closed frame power supplies ranging from 25 watts to 350 watts, with the 200 watt units accounting for a majority of sales. The Company offers these power supplies in a variety of configurations and works closely with its customers to modify or customize the power supplies to adapt them to particular customer specifications. Sales of closed frame power supplies accounted for approximately 10% of the Company's sales in fiscal 1999 and approximately 3% in fiscal 2000.

     OPEN FRAME. Open frame power supplies are not enclosed in a case. They tend to be used in products that require lower wattage and that are unlikely to be opened by end users. For example, open frame power supplies are used in tape and disk drives, monitors, printers and other peripheral equipment. Open frame power supplies tend to be more standardized in configuration than closed frame power supplies. The Company produces open frame power supplies ranging from 25 watts to 200 watts, with the 65 watt unit accounting for a majority of sales. Open frame power supplies accounted for approximately 17% of the Company's sales in fiscal 1999 and approximately 31% in fiscal 2000.

     A/C ADAPTERS. A/C adapters are external power supplies that connect electronic products to wall outlets. A/C adapters are used with a variety of products, including notebook and portable computers. The A/C adapters produced by the Company contain a battery recharging circuit. The Company produces A/C adapters ranging from 15 watts to 70 watts, with the 15 watt unit accounting for a majority of sales. Sales of A/C adapters accounted for approximately 72% of the Company's sales in fiscal 1999 and approximately 65% in fiscal 2000.

     Parts and License Fees. In addition to providing customers with finished power supplies, the Company has also been selling parts on hand in its efforts to reduce inventories. This activity, along with minor import license fees, accounted for 1% of the Company's sales in fiscal 1999 and 2000.

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

     During fiscal 1996, the Company placed significant emphasis on improving the control of its manufacturing functions. Because of the significant decline in production in fiscal 1997, primary emphasis was placed on controlling variable expenses and liquidating existing inventories. The Company's strategy to redirect its business to supplying the needs of lower-volume OEMs that offer higher margins means that, if those customers can be secured, the Company would be manufacturing a larger number of product runs, each representing a smaller number of units. As a consequence, effective management of the manufacturing and inventory control processes is critical if these lower-volume production runs are to generate acceptable gross margins. Since fiscal 1997, the Company began to perform on this strategy. The Company achieved general market acceptance of its product design and production capabilities and began shipping A/C adapters and closed frame power supplies during the second and third quarters of fiscal 1998 to newly acquired customers. Unfortunately, the market for certain customer products began to diminish and other customers began transitioning to new product designs. The Company's limited resources did not allow it to react promptly to those changes, which caused a significant slowdown in sales during the final quarter of fiscal 1998. During fiscal 1999 and 2000, sales remained soft. However, the Company believes that there is opportunity in the marketplace to obtain orders from newly acquired customers, that offer acceptable margins. Because of an evolving market and the Company's lack of capital resources, there is no assurance that sales volume can be built up to levels that would provide the Company with positive cash flow.

PRODUCT DESIGN AND DEVELOPMENT

     In fiscal 2000, the Company maintained engineering departments in Simi Valley, California and Mumbai, India. The California engineering department is principally responsible for the design development of the Company's products, while the Mumbai department is principally responsible for production and manufacturing engineering of the Company's products. The Company's product design development team in California work closely with the OEMs to design products that meet each OEM's specifications for power, price, size, and quality. Typically such a design development will start with one of the Company's standard power supplies, which will then be modified to meet the OEM's requirements. Prototypes of the OEM's product are often sent to the Company so that the Company may test the effectiveness of its proposed power supply design

     Concurrently with the power supply design, the Company's engineers in Mumbai develop the manufacturing processes the Company will need for production. These engineers remain in close communication with the Company's design development team and with the OEM's engineering team, typically through the use of electronic mail. Throughout the design process, the manufacturing applications team advises both the design development team and the customer concerning the probable cost, speed of manufacture and ease of quality control of various proposed designs and modifications, suggesting alternatives where appropriate. Development of a prototype typically takes approximately eight weeks from the start of the design process.

     Once the OEM approves the product design, the Company subjects a prototype to those testing procedures necessary to obtain product safety certification by Underwriters Laboratories, Canadian Standards Association, T.U.V. Rhineland, and Nemko. This process normally takes approximately twelve weeks. However, the Company has acquired approval to act as a self-certifying laboratory for Underwriters Laboratories and Nemko, which facilitates the approval process by all these safety agencies, thus reducing the typical approval time required by four to six weeks. The Company's self-certification laboratory, located in Simi Valley, California, is subject to regular inspection and review by each agency. Customers typically pay all new product safety certification costs as incurred.

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

     The Company's strategy for marketing and sales during fiscal 2000 was, and continues to be, directed at lower-volume OEM manufacturers that require more engineering support and smaller product volumes, but offer significantly higher prices and attractive gross margins. At present, the Company has a limited number of customers that fit this profile and there can be no assurance that it will be able to obtain a sufficient number of this type of customer or orders for a sufficient number of units to implement its strategy effectively. Further, because of the Company's precarious financial condition, potential customers have expressed concern regarding the Company's ability to provide on-going support for their product programs.

     Historically, the Company has marketed a small portion of its products through distributors. Since fiscal 1998, the Company has retained a contract sales representative, entered into private label agreements, and engaged manufacturing sales representatives and distributors. As of September 30, 2000, sales resulting from these arrangements accounted for approximately 63% of the Company's sales volume.

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

     The Company's primary competitors in the OEM power supply market include Power-One, Artysen Technology, Skynet and Astec America, Inc. These competitors also conduct many of their manufacturing operations in countries with low-cost labor forces, but the Company believes its labor costs are competitive. Given India's large population and high unemployment rate, the Company does not anticipate rising labor costs. Moreover, the Company believes it benefits from a relatively well-educated labor force as well as a local process and manufacturing engineering group, thereby minimizing the need for costly expatriate engineers. Although the Company has automated a portion of its manufacturing processes, even with the installation of the pin-in-hole equipment, the manufacture of power supplies will continue to be labor intensive, requiring the use of skilled workers to install transformers and other components and to wind transformer coils.

BACKLOG

     Although the Company's OEM customers provide estimated annual power supply requirements, the Company usually purchases supplies and manufactures its products only against firm orders. Arrangements between the Company and its OEM customers typically provide that the customer must furnish the Company with a purchase order for the customer's power supply requirements for a three-month period. The customer must purchase 100% of the power supplies ordered for delivery within one month of the date of the purchase order. The customer may increase or decrease the number of power supplies estimated to be purchased in the second and third months from the date of the purchase order by no more than 20% and 30%, respectively. The Company's ability to enforce these provisions, however, is limited by the good faith and the market power of the customer. The Company's non-OEM customer orders also generally provide for delivery within a period of three months or less. Therefore, the Company operates without a significant backlog, relying primarily on monthly purchase orders. At September 30, 2000, firm backlog was estimated at approximately $2.3 million. Iomega, the Company's primary customer since fiscal 1997, had no orders in backlog at September 30, 2000, and has not provided the Company with any new orders since December 1999.

PATENTS AND PROPRIETARY RIGHTS

     The Company believes that patent rights are not significant in the power supply industry. Generally the industry's customer base is more responsive to suppliers that promptly meet its changing needs than to those that offer proprietary technology.

WARRANTIES

     The Company generally provides its customers with a one-year warranty on its power supplies and, through the end of fiscal 1999, had not experienced any significant warranty claims, except for the following event. In the fourth quarter of fiscal 1999, a major customer discovered a housing separation issue on one model of external power supply manufactured by the Company. As of
September 30, 2000, the Company has spent approximately $50,000 making modifications to all the affected units. No assurances can be given as to future warranty claim levels. The Company ordinarily repairs or replaces defective goods.

EMPLOYEES

     At March 31, 2000, the Company employed 14 people in its U.S. operations, including three in engineering and operations, and 11 in administration and finance. Approximately 105 people were employed in India, including 71 in manufacturing and planning, 19 in design engineering, and 15 in administration. There were no part-time employees. The Company also contracts for the services of workers through independent agencies in India. At the end of fiscal 2000, there were 318 agency workers who were engaged primarily in manufacturing and planning.

     As of September 30, 2000, full-time employees in the United States and India were 14 and 102, respectively, and there were no part-time employees.

     None of the Company's employees are represented by a union, and management believes the Company's relations with employees are good. Moreover, under Indian Law, businesses operating in the duty free export processing zones are considered public utilities, which restricts the rights of their workers to strike.

RISK FACTORS

Significant Losses
------------------

     The Company has incurred significant losses from operations over the past four years. It lost its two largest historical customers in fiscal 1996 and
1997, and has been unsuccessful in rebuilding its base of customer relationships. In addition to the promissory note of $2,435,000 (including accrued interest) outstanding under the terms of the Recapitalization Plan, the Company has additional loan balances of approximately $2,700,000, including accrued interest, with the Tandon family, as of September 30, 2000. The only unrelated party financing available to the Company has been a receivables factoring arrangement at unfavorable rates. The Company has been unsuccessful in its efforts over the last four fiscal years to reestablish its business at levels approaching financial breakeven or approaching positive cash flow. At March 31, 2000, the Company had a shareholders' deficit of $18,411,000. Without a material change in the economics of the Company's business and the viability of its financial position, the Company's prospects as a going concern are limited.

India and International Issues
------------------------------

     The Company manufactures all of its products in India and sells to OEMs that operate in a number of foreign countries, including countries in Asia. The Company procures a significant amount of raw materials and components from vendors located in Asia. The economic uncertainties that have affected Asia over the last several years have seriously disrupted the Company's ability to deal with its vendors and its customers on an advantageous basis. These events have had an adverse effect on the Company's ability to procure raw materials and components, manufacture its products, and export its products from India to customers in the United States and Western Europe. In general, foreign manufacturing and sales are subject to risks, including changes in governmental policy, economic disruptions, transportation delays and interruptions, political turmoil, protective labor laws, currency restrictions, and the imposition of tariffs and import/export controls. Any disruption of the Company's activities, for example because of international economic sanctions against India, tensions between India and Pakistan, or economic uncertainties affecting Japan, Korea and other Asian nations, could adversely affect the Company. The Company's products are not currently subject to any duties upon import to the United States or other countries to which the Company ships. Any change in this duty-free status, as a result, for example, of economic sanctions, could adversely affect the Company.

Debt in India
-------------

     As of September 30, 2000, the Company owed its Indian lenders approximately $10,737,000. While the Company is attempting to restructure its Indian debt, the amount of debt and the cost of servicing that debt is beyond the Company's capability to afford at its current level of operations. If the Company is not able to generate sufficient levels of revenue and positive cash flow from sales to existing and new customers to service its debt, it is within the power of the Indian lenders to seize virtually all of Ultra Tek's assets in India. Further, the level of debt has been a major impediment to disposition of the Company, the sale of Ultra Tek, a business combination, or other restructuring that could change the fundamental prospects of the Company. Because the Company imports a good portion of its raw materials and components into India and exports virtually all of its sales from India, the availability of letter of credit and letter of guarantee facilities and of a positive working relationship with its lenders is more important to the Company than to businesses not so dependent upon international transactions. While the Company's Indian lenders have continued to work with the Company, there can be no assurance that they will continue to do so in the future.

Affiliate Control
-----------------

     As of September 30, 2000, the Tandon family beneficially owned approximately 48% of the Common Stock and has, to a substantial extent, the ability to effectively control substantially all matters requiring approval by the shareholders of the Company. Such matters could include the election of members of the Board of Directors, proxy contests, mergers or the sale of substantially all the assets of the Company, tender offers, open market purchase programs or other transactions that could give shareholders of the Company the opportunity to realize a premium over the then-prevailing market price for their shares of the Common Stock.

Short Product Life Cycles
-------------------------

     The market for products made by the Company's OEM customers is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Products produced by the Company's OEM customers typically have a life cycle of twelve months to twenty-four months. Changes in demand for electronic products, or other negative factors affecting the electronics industry in general, or any of the Company's OEM customers in particular, have had in the past and in the future could have a material adverse effect on the Company. The Company's financial position makes it less able than most of its competitors to deal effectively with these issues or to withstand the economic hardships they may entail.

ITEM 2    PROPERTIES

     The Company currently rents on a month-to-month basis its 7,000 square foot California facility for $4,750 per month, including utilities, from SDJ Partners, a related entity. A previous lease was renewed on January 1, 1997, amended July 1, 1997 and expired December 31, 1999. Ultra Tek leases an aggregate of 83,325 square feet of manufacturing space in an SDF in SEEPZ from the Indian government under a five-year lease, which expired on March 31, 2000. The Indian government is currently formalizing the renewal lease. Monthly rent for Ultra Tek's SEEPZ facilities aggregates approximately $3,300.

ITEM 3    LEGAL PROCEEDINGS

     During fiscal 1995, the Company's importing of computer components for final assembly and sale into the domestic tariff area ("DTA") of India (i.e., outside the export processing zone) came under investigation by the Indian customs authorities. Subsequently, inventories of $1,032,000 (47,447,000 Indian rupees) were seized by the authorities. On May 30, 1995, the authorities issued a notice to the Company alleging misdeclaration of purported imports of complete computer systems as imports of computer system components. The notice called upon the Company to explain why the authorities should not (a) confiscate all the goods so imported, (b) levy additional duty of $1,063,000 (48,885,000 Indian rupees) on the goods already sold into the DTA, and (c) take penal action against the Company under the law. The Company has paid an advance of $700,000, included in cost of goods sold in its fiscal 1995 financial statements, against customs duty that may ultimately be levied by the authorities. During fiscal 1996, the authorities released the inventories seized earlier.

     In September 1997, the Indian customs authorities issued a "show cause" notice alleging that Ultra Tek had not provided valid explanations for shortages of raw material in its inventories. The notice called upon the Company to explain why the authorities should not (a) impose duty of $559,000 (25,725,000 Indian rupees) leviable on imported components which were alleged not accounted for in the terms of bond executed, (b) why penal action should not be initiated against the Company, and (c) why a penalty equal to the duty held to be leviable, $559,000 (25,725,000 Indian rupees), in respect of unaccounted goods should not be imposed.

     In fiscal 1997, the Company came under investigation by the Indian Department of Revenue Intelligence ("DRI") in connection with the import and export of certain components and goods used in the manufacture of power supplies and customer returns. The investigation focused on the alleged discrepancy noted between the physical stock records and books in respect of the work-in-process inventory at March 31, 1996 and 1997, and customer returned product at March 31, 1992 through March 31, 1997. In May 1998, the DRI issued a "show cause" notice requesting that the Company explain why the DRI should not impose duties of $559,000 (25,720,000 Indian rupees). Penalties relating to the investigation, if any, have not yet been determined.

     The aggregate of threatened duties and penalties to the Company is approximately $2,316,000 (106,474,000 Indian rupees), using the Indian rupee translation rate at September 30, 2000. The Company is contesting the allegations of the authorities and the outcomes of all of these matters are uncertain. Accordingly, no provisions for any losses that may ultimately result have been made in the Company's financial statements. In addition, penal action under Indian law, which the Company believes is very unlikely, could result in possible monetary fines of up to approximately $16,023,000 at September 30, 2000.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended March 31, 2000.

                                     PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICE DATA

     The Company's Common Stock is traded in the over-the-counter market under the symbol "CRTSE". On March 31, 2000, the closing bid price for the Company's Common Stock was $.07. The following sets forth the high and low bid prices for the Common Stock over the two most recent fiscal years. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     Fiscal Quarter                                         High        Low
     --------------                                         ----        ---

     2000 fourth quarter                                  $0.200     $0.010
     2000 Third quarter                                    0.010      0.010
     2000 Second quarter                                   0.050      0.031
     2000 First quarter                                    0.033      0.033

     Fiscal Quarter                                         High        Low
     --------------                                         ----        ---

     1999 Fourth quarter                                  $0.109     $0.047
     1999 Third quarter                                      N/A      0.016
     1999 Second quarter                                   0.016      0.016
     1999 First quarter                                    0.031      0.016

     The approximate number of holders of record of the Company's Common Stock on September 30, 2000 was 67. The Company has not paid dividends on its Common Stock and has no present intention of doing so in the foreseeable future. Instead, the Company intends to utilize its cash resources in the operation of its business.

ITEM 6    SELECTED FINANCIAL DATA

                                                            Years Ended March 31,
                                        1996          1997          1998          1999          2000
                                   ---------------------------------------------------------------------
SUMMARY OF OPERATIONS:                                (in thousands except share data)
Net sales                            $   16,814    $    2,568    $    4,581    $    3,935    $    4,680
Net income (loss)                        (4,890)      (12,627)       (3,700)          113        (1,969)
Net income (loss) per share               (1.10)        (2.84)         (.70)          .02          (.37)


                                                               As of March 31,
                                        1996          1997          1998          1999          2000
                                   ---------------------------------------------------------------------
BALANCE SHEET DATA:                                            (in thousands)

Working capital                      $   (2,282)   $  (12,489)   $  (15,383)   $  (14,766)   $  (16,358)
Total assets                             14,483         4,155         2,527         2,048         1,660
Long-term debt                              934            --            --            --            --
Minority interest                         2,599         2,599         2,599         2,599         2,599
Total shareholders' deficit              (2,010)      (14,168)      (17,317)      (16,737)      (18,411)

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

     In fiscal 1996, the Company implemented a program to overcome its cash difficulties through inventory reduction, organizational restructuring, price increases, volume growth and more favorable payment terms from the Company's existing customers. While a number of elements of that program were successfully implemented, the Company has not been able to generate anticipated amounts of cash from inventory reduction and, through the end of fiscal 2000, was unsuccessful in its efforts to resell the reworked rejected product. In addition, the Company has not yet been successful in significantly building its sales volumes to its existing customers or to new customers. While the Company has implemented a plan to transition its business focus to power supplies for products that are less price sensitive and therefore provide a greater opportunity to develop positive profit margins, it has not been successful in doing so. There can be no assurance that the Company will have sufficient resources to carry out its plan in the future or, even if the resources are available, that the Company will be able to successfully develop the necessary customer relationships and obtain enough product contracts to allow it to continue to operate its business. Based on the Company's product mix, production capacity and fixed production costs for the six months ended September 30, 2000, it is estimated that the Company will need to achieve approximately $6 million in annual net sales to achieve a break-even from operations (before interest expense and other income/expense).

     In fiscal 1997, the Tandon family invested $2,000,000 as part of the Recapitalization Plan. As of March 31, 2000, the Company had borrowed, net of repayments, an additional $2,263,000 from the Tandon family. This cash has allowed the Company to continue operations, but aside from related party financing, the Company currently has no viable source of financing to continue its current revenue growth and achieve profitable operations and positive cash flow. At September 30, 2000, the outstanding balance, including accrued interest, due the Tandon family was approximately $2,700,000, exclusive of the $2,435,000 demand promissory note payable and accrued interest under the Recapitalization Plan.

     In light of these facts, and the operating results discussed below, the Company continues to look at opportunities to obtain additional capital from sources outside the Company and at transactions that would change its fundamental structure.

RESULTS OF OPERATIONS

     Results of operations for fiscal 2000 have been determined assuming that the Company will continue as a going concern. However, the Company is currently facing significant issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized as follows:

     o At March 31, 2000, the Company had outstanding amounts due to four separate Indian lenders in the amount of $10,629,000, all of which are currently in default. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $9,465,000. At September 30, 2000, the amounts due to the four separate Indian lenders was approximately $10,737,000, including accrued interest. The Company has insufficient funds available to repay the lenders. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the lenders include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation.

     o In fiscal 1995, Ultra Tek's importing of computer components into India came under investigation by the Indian customs authorities. In September 1997, the Indian customs authorities issued a separate "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of imported raw material in its inventories. In fiscal 1997, Ultra Tek came under the investigation of the Indian Department of Revenue Intelligence concerning the import and export of certain components used in the manufacture of power supplies and customer returned product. Subsequently, a separate "show cause" notice was issued requesting explanation of why duties should not be assessed. The above governmental allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of approximately $2,316,000 (106,474,000 Indian rupees), using the Indian rupee translation rate at September 30, 2000. In addition, penal action under Indian law, which the Company believes is very unlikely, could result in possible monetary fines of up to approximately $16,023,000. The Company is contesting these allegations, but currently, the matters remain unresolved and the outcomes uncertain.

     o The Company has incurred significant losses from operations over the past five years; has lost its two main historical customers, which has significantly impacted its revenues; and at March 31, 2000, had a shareholders' deficit of $18,411,000. During fiscal 2001, the Company continues to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

     Due to the significance of these factors in the Company's financial statements at March 31, 2000, all assets have been stated at their estimated realizable values. Costs of resolving the contingencies noted above or settling amounts due to Indian banks or Company creditors have not been recorded as management is currently unable to estimate these amounts. Accounts receivable and inventories were valued at their subsequently realized amounts (inventories at cost), and property, plant and equipment were valued based on estimates by management and in accordance with the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.

     NET SALES. The Company records substantially all sales of finished goods in the United States. Sales originating outside of the United States were not material during fiscal 1998, 1999 and 2000. During fiscal 1998, 1999 and 2000, export sales from the United States were 12%, 35%, and 30% of total sales, respectively, representing sales to foreign subsidiary companies of United States companies located primarily in Europe and Asia. All product shipments to fill customer orders are made from the Company's manufacturing facility in India. Until manufacturing was discontinued there in the third quarter of fiscal 1998, certain components were produced at the Company's facility in Sri Lanka and sent to India for the final assembly of the finished power supply units.

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

     Fiscal 2000 sales were $4,680,000, an increase of 19% over fiscal 1999 sales. This increase was due principally to an increase of approximately 9% in the volume of sales to Iomega, the Company's largest customer in fiscal 2000, and sales to Allied Telesyn, a newly acquired customer in fiscal 2000, which accounted for approximately 12% of the Company's total sales.

     GROSS PROFIT. Gross profit for fiscal 1998 was $249,000 compared to a gross loss of $4,537,000 in fiscal 1997. The improved gross margin in fiscal 1998 over fiscal 1997 is due primarily to the reduction in carrying value of inventories in fiscal 1997 in the amount of $4,325,000, which charge was included in cost of goods sold. The Company achieved only a slight gross profit on increased sales because of low overall gross margins and unabsorbed production overhead due to excess plant capacity and inefficient production runs resulting from small monthly orders.

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

     Gross profit for fiscal 2000 was $1,695,000 compared to $1,301,000 for fiscal 1999. This increase of approximately 30% was due primarily to a reduction in established reserves for warranty claims and sales returns aggregating approximately $260,000, which the Company believes brings these reserves in line with the current level of business. Gross profit was also aided by the increase in sales volume.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $2,246,000 in fiscal 1998 compared to $3,348,000 in fiscal 1997, or a 33% decrease. This decrease resulted from several factors, the most significant of which includes a restructure of the Company's marketing strategy that resulted in the use of sales representatives and the elimination of salaried employees, and other cost containment actions in fiscal 1998, as well as the non-recurrence of expenses relating to the Recapitalization Plan in fiscal 1997.

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

     For fiscal 2000, selling, general and administrative expenses were not materially different from those in fiscal 1999.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $976,000 in fiscal 1998 compared to $865,000 in fiscal 1997. The 13% increase in these expenses was due to the Company's research and product development facility in Scotland being fully staffed for the first nine months of fiscal 1998. During the prior year, the facility began staffing during the second fiscal quarter and did not become fully operational until the final quarter of fiscal 1997. Because of a lack of funding, this facility was discontinued in December 1997, and the research and development engineering was relocated to the United States at a much reduced level.

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

     For fiscal 2000, research and development expenses were not materially different from those in fiscal 1999.

     EXTINGUISHMENT OF ACCOUNTS PAYABLE. In fiscal 1999 and 2000, the Company decided to credit income for certain accounts payable aggregating $2,174,000 and $72,000, respectively, for which no demand has been made against the Company. Creditors owed on those accounts became barred in fiscal 1999 and 2000 under the Indian Limitation Act from making any future demand on the Company to make payment on these obligations.

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

     For fiscal 2000, interest expense was not materially different from that in fiscal 1999.

     OTHER INCOME. For fiscal 1998, substantially all of the Company's other income of $285,000, an increase of 27% over 1997, resulted from the sale of property and equipment, which had been recorded at estimated fair value in fiscal 1997, as determined by applying SFAS 121.

     Other income in fiscal 1999 was $164,000 or approximately 42% lower than the prior year. This decrease was due to a significant reduction in the sale of property and equipment.

     NET INCOME (LOSS).  For fiscal 1998, 1999 and 2000 the Company's net income
(loss) was  $(3,700,000),  $113,000 and $(1,969,000),  respectively.  For fiscal
1999, net loss was $2,061,000, before giving effect to the $2,174,000 extinguishment of accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
--------------------

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

     During fiscal 2000, cash used in operating activities was $1,587,000 compared to $1,947,000 of cash used in fiscal 1999. The reasons for this reduction in cash consumed vary. However, the most significant are a reduction in the decrease of accounts payable and reduced levels of accounts receivable, inventories and prepaid expenses and other assets. These positive forces were partially offset by an increase in the net loss for fiscal 2000 compared to a net profit of $113,000, which, when adjusted for the extinguishments of accounts payable, resulted in a loss of $2,061,000.

Investing Activities
--------------------

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

     In fiscal 2000, cash used in investing activities was $32,000 compared to $78,000 used in fiscal 1999. This decrease resulted from fewer purchases of equipment during fiscal 2000.

Financing Activities
--------------------

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

     Cash  provided  by  financing  activities  for fiscal  2000 was  $1,764,000 compared to $2,300,000 in fiscal 1999. This decrease is due primarily to a reduction in working capital loans being made to the Company by related parties.

     In summary, the Company has suffered a considerable decline in cash flow over the last three years for the aforementioned reasons. At March 31, 2000, the Company had negative working capital of $16,358,000 and a shareholders' deficit of $18,411,000. While current actions are being taken to implement a viable operating plan to increase sales, renegotiate the terms of short-term obligations with the Indian banks, and raise additional capital, there can be no assurance that any of these actions will be successfully completed.

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

     The BIFR appointed an Operating Agency ("OA") to examine the Company's viability and prepare a viability study report. Accordingly, the Company prepared a draft rehabilitation proposal, which was submitted to the OA. The OA reviewed the proposal and forwarded the same to the BIFR along with the minutes of a joint meeting between the Indian banks and the Company convened by the OA in March 1999. Based on the minutes of the joint meeting, the BIFR prepared its Draft Rehabilitation Scheme and advised all concerned inviting suggestions/objections to the scheme, which envisaged restructuring existing debts. The BIFR held a hearing on August 16, 1999 and after hearing all interested parties, advised the Company and the banks to discuss further and modify the Draft Scheme to take into account the various points made at the hearing. The BIFR also instructed the OA to conduct joint meetings with the banks and the Company and to forward a modified scheme. Accordingly, the Company made revisions in the Draft Scheme to the extent that, no further funding would be required from the banks and there would be no dilution of the existing security available to the consortium banks. On October 5, 1999, the OA held a joint meeting of consortium member banks and the Company to discuss the revised proposal and forwarded the minutes of the joint meeting to BIFR, indicating that no consensus had been arrived at on the proposal submitted by the Company. During a hearing on May 19, 2000, before the BIFR, the bench observed that no acceptable revival proposal was in sight and directed the OA to initiate necessary steps towards change of management. The bench also directed that the Company, being the existing promoter can also submit their proposal based on a One Time Settlement (OTS) acceptable to the banks and a third party lending institution. The Company is in the process of submitting the OTS proposal. The Company is hopeful of favorable response in this matter. Essentially all of the Ultra Tek short-term borrowing agreements and facilities are secured by the assets of Ultra Tek and are covered by corporate guarantees from the Company, Fairplay Group, Inc. ("Fairplay"), an intermediate holding company, and Tandon Associates, a related party. They are also covered by the personal guarantee of the Chairman and Managing Director of Ultra Tek for the amount of approximately $10,030,000.

     Subsequent to the fiscal year ended March 31, 2000, the Company continues to experience negative cash flow as a result of continuing losses and sporadic ramp-ups of production in India. In order to obtain the necessary cash to operate, the Company has a factoring agreement with a United States bank at a monthly financing fee of 1.75% and an administration fee applied to the total of factored accounts of .75%. Under the terms of the agreement, the bank may purchase up to $1,333,333 in accounts receivable from the Company in return for cash equal to 80% of the face value of the purchased accounts receivable. At September 30, 2000, the Company had factored accounts receivable invoices totaling $93,907.

YEAR 2000 COMPLIANCE

     The Company had in place a plan to address Year 2000 readiness of its internal computer systems and key suppliers. It was not anticipated that the Company's products would affect its customers' Year 2000 compliance. The Year 2000 readiness team consisted entirely of internal personnel, as the Company's lack of resources did not permit the use of external consultants. The team's activities were directed to ensure that there would be no material adverse effects on the Company's business operations and that transactions with customers and suppliers would not be materially interrupted by the advent of Year 2000.

     The Company upgraded its accounting and telecommunications software to ensure Year 2000 compliance in the United States. In India, personal computers were upgraded to allow for software upgrades.

     While the Company believes its planning efforts have been adequate to address known Year 2000 concerns, there can be no assurance that all internal systems, as well as those of third parties upon which the Company relies, will continue to be Year 2000 compliant and will not have a material affect on the Company's operations, especially those located in a third-world country. As of September 30, 2000 the Company has not experienced any significant computer failures due to the advent of Year 2000.

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

     For the same reasons referred to above, the accountant's reports on the Company's financial statements for the fiscal years ended March 31, 1998, 1999 and 2000 were qualified as to the uncertainty of the Company's ability to continue as a going concern.

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

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning each person who is an executive officer, director or significant employee of the Company:

Name                      Age     Position
----                      ---     --------
J.L. Tandon                51     Chairman, Chief Executive Officer and Director
M.L. Tandon                61     Chairman of the board of directors of Ultra
                                  Tek, the Company's manufacturing subsidiary
Naren Bansal               43     President and Chief Operating Officer
Harvey A. Marsh            62     Chief Financial Officer, Secretary and
                                  Director
R.D. Middlebrook, Ph.D.    70     Director*
Robert Sherburne           80     Director*

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

ITEM 11   EXECUTIVE COMPENSATION

COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company paid or accrued by the Company to the Chief Executive Officer and to each of the four other most highly compensated officers of the Company for each of the fiscal years in the three-year period ended March 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                         Long-Term Compensation
                                                                     ------------------------------
                                                                             Awards         Payouts
                                                                     ---------------------- -------
                                      Annual Compensation
                           -----------------------------------------
                                                                                 Securities
                                                                      Restricted Underlying
                                                        Other Annual     Stock    Options/    LTIP     All Other
   Name and Principal      Fiscal    Salary     Bonus   Compensation    Awards      SARs    Payouts  Compensation
       Positions            Year     (1)($)      ($)       (2)($)         ($)        (#)       ($)        ($)
------------------------   ------   --------   ------   ------------   --------   --------   ------   ----------
J.L. Tandon                  2000    198,000        0         16,147          0         --        0           --
  President, Chief           1999    198,000        0         24,488          0         --        0           --
  Executive Officer and      1998    198,000        0         22,676          0         --        0           --
  Chief Financial
  Officer
Naren Bansal(3)              2000     95,381        0              0          0         --        0           --
  President and Chief
  Operating Officer
Harvey A. Marsh(4)           2000     36,017        0              0          0         --        0           --
  Chief Financial            1999     68,938        0              0          0         --        0           --
  Officer
Prakash Thanky(5)            1998    118,200        0              0          0         --        0           --
  President

(1) Includes compensation deferred at the officer's election. J.L. Tandon has deferred compensation of $96,500 for fiscal 1999 and $171,346 for fiscal 2000.

(2) Represents supplemental income bonus, automobile allowance, club dues and payments made toward medical and group life insurance on behalf of executive officers.

(3) Mr. Bansal was appointed President and Chief Operating Officer of the Company on October 21, 1999.

(4) Mr. Marsh became an employee of the Company on April 6, 1998 and was appointed Chief Financial Officer on September 8, 1998.

(5) Mr. Thanky resigned from the Company in November 1997. His salary includes vacation and salary continuation pay through December 31, 1997.

CHANGE IN CONTROL ARRANGEMENTS

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

     There were no stock options granted or exercised during the fiscal year ended March 31, 2000. The only unexercised stock options at March 31, 2000, held by any executive officer, were for 7,500 shares held by Mr. Bansal, President and Chief Operating Officer .

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board for fiscal 2000 was comprised of Messrs. Middlebrook and Sherburne. The Compensation Committee establishes the general compensation policies of the Company, establishes the compensation plans and specific compensation levels for executive officers, and administers the 1994 Plan.

     As required by Commission rules designated to enhance the disclosure of the Company's executive compensation policies and practices, the following is the Compensation Committee's report submitted to the Board of Directors addressing the compensation of the Company's executive officers for fiscal 2000.

                      Report of the Compensation Committee
                      ------------------------------------

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

     In the fiscal year ended March 31, 2000, the annual base salary of Mr. J.L. Tandon was unchanged at $198,000, a level determined to be appropriate by the Compensation Committee based on comparable chief executive salaries of a peer group of companies and of direct competitors referred to above, the Company's overall performance in the prior fiscal year, and Mr. J.L. Tandon's efforts and contributions to the Company.

     BONUSES. The Company's executive officers are eligible for annual bonuses based upon recommendations made by Mr. J.L. Tandon (as to the other executive officers) and the Compensation Committee (as to Mr. J.L. Tandon) as to individual performance and the Company's achievement of certain operating results.

     Amounts of individual awards are based principally upon the results of the Company's financial performance during the prior fiscal year. The amount of awards for senior officers are within guidelines established by the Compensation Committee and Mr. J.L. Tandon as a result of their review of total compensation for senior management of peer companies and competitors. The actual amount awarded, within these guidelines, will be determined principally by the Compensation Committee's and Mr. J.L. Tandon's assessment of the individual's contribution to the Company's overall financial performance. Consideration is also given to factors such as the individual's successful completion of a special project, any significant increase or decrease in the level of the participant's executive responsibility and the Compensation Committee's and Mr. J.L. Tandon's evaluation of the individual's overall efforts and ability to discharge the responsibilities of his position. In fiscal 2000, in light of the Company's financial results, no bonuses were paid to any of the executive officers named in the Summary Compensation Table.

     Mr. J.L. Tandon received no bonus with respect to the March 31, 2000 fiscal year. In determining bonuses in future years, the Compensation Committee will give particular consideration to the following factors: (1) the Company's progress toward break-even financial results and sustainable positive cash flow;
(2) the narrowing of losses and the trend toward positive earnings growth of the Company during the fiscal year; (3) the efforts and contributions made by Mr. J.L. Tandon in discharging his responsibilities as Chief Executive Officer; and
(4) the efforts and contributions by the other executives of the Company.

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

     In light of the Company's financial performance during fiscal 1999 and 2000, the Compensation Committee has tabled its review of any necessary revisions to the Company's executive compensation policy or plans due to the provisions of the Omnibus Budget Reconciliation Act of 1993. This legislation amended Section 162 of the Internal Revenue Code by limiting to $1,000,000 the deductibility of compensation paid to certain executives. The Company's 1994 Plan was amended by the Board of Directors to conform with new rules on Section 162 compliance and those amendments were approved at the Company's 1995 Annual Meeting of Shareholders. It is the current policy of the Compensation Committee to maximize, to the extent reasonably possible, the Company's ability to obtain a corporate tax deduction for compensation paid to executive officers of the Company to the extent consistent with the best interests of the Company and its stockholders.

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

                                [GRAPHIC OMITTED]

                                                       Cumulative Total Return
                                   -------------------------------------------------------------
                                   3/95       3/96       3/97       3/98       3/99       3/00

GOLDEN SYSTEMS, INC.               100.00      53.85      23.08       4.92      13.54       9.85
NASDAQ STOCK MARKET (U.S.)         100.00     135.80     150.95     228.88     309.19     574.04
NASDAQ COMPUTER MANUFACTURER       100.00     153.72     167.92     297.18     589.61    1392.13

* $100 Invested on 3/31/95 in Stock or Index - inlcuding reinvestment of dividends.
Fiscal Year ending March 31.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's capital stock as of September 30, 2000 by (i) each person who is known by the Company to be the beneficial owner of more than 5% of any class of the Company's capital stock, (ii) each Director, and certain executive officers of the Company, individually, and (iii) all Directors and executive officers as a group:

                                                            Amount     Percent
                                                         Beneficially    of
     Name of Beneficial Owner (1)                           Owned       Class
     ----------------------------                           -----       -----
     J.L. Tandon (2)...................................   2,276,666 (3) 43.0 (3)
     Clady International Corporation ("Clady")(4) .....   2,125,000     40.1
     D.L. Tandon (5) ..................................     141,666      2.7
     M.L. Tandon (6) ..................................           0      0.0
     S.L. Tandon (6) ..................................     141,666      2.7
     Naren Bansal (7) .................................       7,500        *
     Harvey A. Marsh ..................................           0        0
     R.D. Middlebrook, Ph.D. (8) ......................      31,000        *
     Robert Sherburne (8) .............................      25,000        *
     All executive officers and directors as a group
     (five persons) (9) ...............................   2,623,498     49.5
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

(8) Includes 24,000 shares issuable upon exercise of stock options exercisable within sixty days of September 30, 2000.

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

     In order to support the continuing operations of the Company, Tandon Associates loaned the Company $1,525,000, net of repayments, during fiscal 1998. The total due Tandon Associates, including accrued interest at 1% per month on the average daily balance, at March 31, 2000 was $1,443,000. Payments on the loan balance during fiscal 2000 were $163,000 and additional borrowings were $105,000.

     In fiscal 1997 the Company entered into a renewed lease agreement with SDJ Partners, a general partnership, whose partners are certain members of the Tandon family. The lease was for the Company's headquarters facility, which includes office and warehouse space. The facility lease was at the cost of comparable space at the time the lease was negotiated and utilities are charged at $250 per month, which approximates estimated usage and cost. During fiscal 1998, SDJ Partners agreed to amend the lease agreement, which allowed the Company to reduce the amount of leased space because of the contraction of its business. On December 31, 1999, the lease expired and the Company is currently renting space on a month-to-month basis. For fiscal 2000, total facilities cost was $57,000.

     Celetron, Inc., (Celetron) a company owned by the Tandon family, is currently seeking investors through a private placement. Representatives of Celetron advised the Company's Board of Directors, at a special meeting held on September 15, 2000, that Celetron intends to extend an offer to acquire the Company if this private placement is successfully concluded. There can be no assurance that the private placement will be successfully concluded and, therefore, there can be no assurance that an offer will be made, or if made, when it will be made or the terms thereof, should it be made, as such terms will necessarily be dependent on circumstances that exist at that time.

PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

(a)  1.   Financial Statements:

          CONSOLIDATED FINANCIAL STATEMENTS

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of March 31, 1999 and 2000:
               Assets
               Liabilities and Shareholders' Deficit

          Consolidated Statements of Operations for each of the three years in the period ended March 31, 2000

          Consolidated Statements of Shareholders' Equity for each of the three years in the period ended March 31, 2000

          Consolidated Statements of Cash Flows for each of the three years in the period ended March 31, 2000

          Notes to Consolidated Financial Statements

          FINANCIAL STATEMENTS OF CORTECH SYSTEMS (INDIA) LIMITED (FORMERLY ULTRA TEK DEVICES LIMITED)

          Independent Auditors' Report

          Statements of Financial Condition at March 31, 1999 and 2000

          Statements of Operations for each of the years ended March 31, 1999 and 2000

          Statements of Cash Flows for each of the years ended March 31, 1999 and 2000

          Notes to Financial Statements

     2.   Financial Statement Schedules:

          Report of Independent Public Accountants on Supplemental Schedule
          Schedule II - Valuation and Qualifying Accounts for the three fiscal years ended March 31, 2000

          All other schedules are omitted because they are not applicable, not required, or the required information is shown in the Financial Statements or notes thereto.

     3.   Exhibits:

          See Item 14(c) below.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended March 31, 2000.

(c)  Exhibits

     The exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

(d)  Financial Statement Schedules

     See Item 14(a) above

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2000.

                                        GOLDEN SYSTEMS, INC.

                                        /s/  Jawahar L. Tandon
                                  ----------------------------------
                                           Jawahar L. Tandon
                                  Chairman of the Board of Directors
                                     and Chief Executive Officer

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

         Signature                                 Title                               Date
         ---------                                 -----                               ----

   /s/ Jawahar L. Tandon           Chairman of the Board of Directors and       December 20, 2000
---------------------------               Chief Executive Officer
     Jawahar L. Tandon                 (Principal Executive Officer)

    /s/ Harvey A. Marsh            Vice President, Chief Financial Officer      December 20, 2000
---------------------------      (Principal Financial Officer) and Director
      Harvey A. Marsh

   /s/ R. D. Middlebrook                         Director                       December 20, 2000
---------------------------
     R.D. Middlebrook

    /s/ Robert Sherburne                         Director                       December 20, 2000
---------------------------
     Robert Sherburne

                                  EXHIBIT INDEX

   EXHIBIT                                                                            SEQUENTIAL
   NUMBER                                DESCRIPTION                                 PAGE NUMBER
   ------                                -----------                                 -----------
     3.1(1)   Restated Articles of Incorporation of the Company ................
     3.2(1)   Bylaws of the Company, as amended to date ........................
    10.1(1)   Stock Exchange Agreement dated July 1, 1993 by and between the
              Company and Lunenburg S.A. .......................................
    10.2(1)   Stock Purchase and Sale Agreement dated July 1, 1993 by and between Lunenburg  S.A.  and  Clady  International Corporation ...
    10.3(1)   Letter Agreement dated July 1, 1993 by and between Clady
              International Corporation and the Company ........................
    10.4(1)   Form of Lease by and between the President of India as landlord and Ultra Tek Devices Ltd. as tenant .............................
    10.5(1)   Letter Agreement Sublease dated April 1, 1993 between Ultra Tek
              Devices Ltd. and Eastern Peripherals Ltd .........................
    10.6(1)   Declaration dated September 7, 1993 by Advance Power Devices Pvt.
              Ltd. .............................................................
    10.7(1)   Letter of Credit in the principal amount of $320,000 dated August
              20, 1993 issued by American Pacific State Bank for the account of
              Golden Systems, Inc. .............................................
    10.8(1)   Memorandum of Agreement dated February 5, 1993 by and between
              Ultra Tek Devices Ltd. as borrower and the Bank of India as lender
    10.9(1)   Hypothecation Agreement of Goods and Book Debts dated October 19,
              1992, by and between Ultra Tek Devices Ltd. as borrower and Canara
              Bank as lender ...................................................
   10.10(1)   Hypothecation Agreement of Goods and Book Debts dated October 19,
              1993, by and between Ultra Tek Devices Ltd. as borrower and Canara
              Bank as lender ...................................................
   10.11(1)   Purchase Agreement dated May 25, 1993 by and between Compaq Asia
              Pte. Limited and the Company .....................................
   10.12(1)   Employment Agreement dated as of July 23, 1993, between the
              Company and Raymond V. Thomas ....................................
   10.13(2)   Form of Warrant Agreement dated November 17, 1993 between Golden
              Systems, Inc. and the Representatives of the Underwriters ........
   10.14(2)   License Agreement, dated May 27, 1993, between Compaq Computer
              Corporation and the Company ......................................
   10.15(2)   Loan and Security Agreement, dated October 7, 1993, between
              Silicon Valley Bank and the Company ..............................
   10.16(3)   Agreement dated March 4, 1994, by and between the Board of
              Investment of Sri Lanka and Golden Systems Lanka (Private)
              Limited ..........................................................
   10.17(4)   Stock Purchase Agreement, dated as of March 31, 1997, among the
              Company, J. L. Tandon, Clady and certain members of management
              (with exhibits, including Subscription Agreement and Bridge
              Note) ............................................................
    21.1(1)   List of Subsidiaries .............................................
      27      Financial Data Schedule ..........................................

     1 Incorporated by reference to the Company's Registration Statement on Form S-1 dated September 9, 1993.
     2 Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 dated October 20, 1993.
     3 Incorporated by reference to the Company's Form 10K for the Fiscal Year Ended March 31, 1994.
     4 Incorporated by reference to the Company's Preliminary Proxy Materials, filed April 1, 1997.
-----------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Golden Systems, Inc. and its subsidiaries as of March 31, 2000 and for each of the three years then ended, and have issued our report thereon, qualified with respect to the Company's ability to continue as a going concern, dated November 8, 2000. Our audit was made for the purpose of forming an opinion on the statements taken as a whole. The supplemental schedule is presented for purposes of complying with the Securities and Exchange Commission's Rules and Regulations and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        /s/ Farber & Hass LLP
                                        ---------------------
                                            Farber & Hass LLP

Oxnard, California
November 8, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                            ADDITIONS
                            BALANCE AT      CHARGED TO               BALANCE AT
     DESCRIPTION         BEGINNING OF YEAR    INCOME   DEDUCTIONS   END OF YEAR
     -----------         -----------------    ------   ----------   -----------

  Inventory reserves

         2000                 $ 4,943           15         153        $ 4,805

         1999                 $ 5,671            5         733        $ 4,943

         1998                 $ 6,869           60       1,258        $ 5,671

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page

Report of Independent Public Accountants                            F-2

Consolidated Balance Sheets as of March 31, 1999 and 2000:
  Assets                                                            F-3
  Liabilities and Shareholders' Deficit                             F-4

Consolidated Statements of Operations for each of
  the three years in the period ended March 31, 2000                F-5

Consolidated Statements of Shareholders' Equity (Deficit) for
  each of the three years in the period ended March 31, 2000        F-6

Consolidated Statements of Cash Flows for each of the
  three years in the period ended March 31, 2000                    F-7 and F-8

Notes to Consolidated Financial Statements                          F-9 to F-22

        INDEX TO FINANCIAL STATEMENTS OF CORTECH SYSTEMS (INDIA) LIMITED

Independent Auditors' Report                                        F-23

Statements of Financial Condition at March 31, 1999 and 2000        F-24

Statements of Operations for each of the years ended
  March 31, 1999 and 2000                                           F-25

Statements of Cash Flows for each of the years ended
  March 31, 1999 and 2000                                           F-26

Notes to Financial Statements                                       F-27 to F-34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Golden Systems, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Golden Systems, Inc. and its subsidiaries (the "Company") as of March 31, 1999 and 2000 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended March 31, 1998, 1999 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 2000 financial statements of Cortech Systems (India) Limited (formerly known as Ultra Tek Devices Limited), a wholly-owned subsidiary, which statements reflect total assets of $1,446,000 and total revenues of $45,000 (net of intercompany amounts) for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Cortech Systems (India) Limited as of March 31, 2000, and for the year then ended, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1999 and 2000 and the results of its operations and its cash flows for the years ended March 31, 1998, 1999 and 2000 in conformity with generally accepted accounting principles.

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

At March 31, 2000, the Company had outstanding amounts due to four separate Indian lenders in the amount of $10,629,000, all of which are currently in default. Of that amount, three of the banks have issued notices to the Company demanding immediate repayment of $9,465,000. The Company has insufficient funds available to repay the banks. Because the Indian debt is secured by the assets of the Company's subsidiary, Ultra Tek, alternatives available to the banks include closing its operations and forcing it into liquidation (see Note 4). In the event of such action by the lenders, liquidation of assets may result in amounts less than amounts shown in the attached financial statements.

In fiscal 1995 and 1997, Ultra Tek came under investigation by the Indian custom authorities and the Indian Department of Revenue Intelligence regarding alleged improprieties in their inventories and in the import and export of certain components. The government's allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of $2,316,000 at September 30, 2000. In addition, penal action which could be taken under Indian law could result in possible fines up to approximately $16,023,000 at September 30, 2000. The Company is contesting these allegations, but currently, the matters are unresolved and the outcomes uncertain (see Note 11).

The Company has incurred significant losses from operations over the past five years and has lost its two largest customers, which has significantly impacted its revenues. At March 31, 2000, the Company had a shareholders' deficit of $18,411,000. During fiscal 2001, the Company has continued to incur significant losses and management has not successfully executed its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

                                        /s/ Farber & Hass LLP
                                        ---------------------
                                            Farber & Hass LLP

Oxnard, California
November 8, 2000

                      GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 AND 2000
                                 (IN THOUSANDS)

                                     ASSETS
                                                                1999      2000
                                                               ------    ------

CURRENT ASSETS:
  Cash and cash equivalents                                    $  117    $  255
  Restricted cash balances                                         12        12
  Accounts receivable, net of allowance of
    $129 and $114 at March 31, 1999 and
    2000, respectively                                            548       387
  Inventories                                                     612       386
  Prepaid expenses and other current assets                       131        74
                                                               ------    ------

         Total current assets                                   1,420     1,114
                                                               ------    ------

PROPERTY, PLANT AND EQUIPMENT, at estimated realizable value,
  net of accumulated depreciation and amortization                628       546
                                                               ------    ------
                                                               $2,048    $1,660
                                                               ======    ======

 The accompanying notes are an integral part of these consolidated statements.

                      GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 AND 2000
                                 (IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                1999      2000
                                                               ------    ------

CURRENT LIABILITIES:
  Borrowings under demand, including accrued interest          $8,617    $9,465
  Note payable under Recapitalization Plan, including
    accrued interest                                            2,173     2,322
  Notes payable, including accrued interest                       962     1,164
  Accounts payable                                                885       736
  Accrued liabilities                                           1,044     1,049
  Net amounts due to related parties                            2,505     2,736
                                                               ------    ------

         Total current liabilities                             16,186    17,472
                                                               ------    ------

COMMITMENTS AND CONTINGENCIES (Note 11)

MINORITY INTEREST                                               2,599     2,599

SHAREHOLDERS' DEFICIT:
  Common stock, no par value:
    Authorized--6,000 shares
    Issued and outstanding--5,300
      shares in 1999 and 2000                                  16,405    16,405
  Retained deficit                                            (33,957)  (35,926)
  Cumulative translation adjustments                              815     1,110
                                                               ------    ------
                                                              (16,737)  (18,411)
                                                               ------    ------

                                                               $2,048    $1,660
                                                               ======    ======

  The accompanying notes are an integral part of these consolidated statements.

                      GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                   1998       1999       2000
                                                 --------   --------   --------

NET SALES                                        $  4,581   $  3,935   $  4,680

COST OF GOODS SOLD
  Material, labor, overhead and direct cost         4,272      2,629      2,970
  Inventory provisions                                 60          5         15
                                                 --------   --------   --------

                                                    4,332      2,634      2,985
                                                 --------   --------   --------

         Gross profit                                 249      1,301      1,695
                                                 --------   --------   --------

OPERATING (INCOME) EXPENSES:
  Selling, general and administrative               2,246      1,525      1,522
  Research and development                            976        341        360
  Extinguishment of accounts payable                   --     (2,174)       (72)
                                                 --------   --------   --------

                                                    3,222       (308)     1,810
                                                 --------   --------   --------

         Income (loss) from operations             (2,973)     1,609       (115)
                                                 --------   --------   --------

OTHER INCOME (EXPENSE):
  Interest expense                                 (1,998)    (1,828)    (1,853)
  Foreign currency transaction gains (losses)         235        169         --
  Gain on sales of subsidiary companies               752         --         --
  Other income                                        285        164         --
                                                 --------   --------   --------

                                                     (726)    (1,495)    (1,853)
                                                 --------   --------   --------

         Income (loss) before provision
         for income taxes                          (3,699)       114     (1,968)

PROVISION (BENEFIT) FOR INCOME TAXES                    1          1          1
                                                 --------   --------   --------

NET INCOME (LOSS)                                $ (3,700)  $    113   $ (1,969)
                                                 ========   ========   ========

BASIC INCOME (LOSS) PER COMMON SHARE             $   (.70)  $    .02   $   (.37)
                                                 ========   ========   ========

WEIGHTED AVERAGE NUMBER OF
  OUTSTANDING SHARES                                5,300      5,300      5,300
                                                 ========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                      GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
                FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                  CUMULATIVE
                                  SHARES     COMMON    RETAINED  TRANSLATION
                               OUTSTANDING   STOCK     DEFICIT   ADJUSTMENTS    TOTAL
                                 --------   --------   --------    --------    --------

BALANCE, March 31, 1997             5,300   $ 16,405   $(30,370)   $   (203)   $(14,168)
  Translation adjustments              --         --         --         551         551
  Net Loss                             --         --     (3,700)         --      (3,700)
                                 --------   --------   --------    --------    --------

BALANCE, March 31, 1998             5,300     16,405    (34,070)        348     (17,317)
  Translation adjustments              --         --         --         467         467
  Net Income                           --         --        113          --         113
                                 --------   --------   --------    --------    --------
  Comprehensive income                                                              580
                                                                               --------

BALANCE, March 31, 1999             5,300     16,405    (33,957)        815     (16,737)
  Translation adjustments              --         --         --         295         295
  Net Loss                             --         --     (1,969)         --      (1,969)
                                 --------   --------   --------    --------    --------
  Comprehensive loss                                                              1,674
                                                                               --------

BALANCE, March 31, 2000             5,300   $ 16,405   $(35,926)   $  1,110    $(18,411)
                                 ========   ========   ========    ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                      GOLDEN SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                   1998       1999       2000
                                                 --------   --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $ (3,700)  $    113   $ (1,969)
  Adjustments to reconcile net income (loss)
    to net cash used in
    operating activities:
  Depreciation                                        100         79         95
  Provision for losses on accounts
    receivable                                        148        123        153
  Provision for losses on inventories                  60          5         15
  Loss (Gain) on disposition of property
    and equipment                                    (232)        --          3
  Gain on disposition of subsidiaries                (752)        --         --
  Extinguishment of accounts payable                   --     (2,174)       (72)
Changes in operating assets and liabilities,
  excluding effects of dispositions:
  Decrease (increase) in:
    Accounts receivable                              (786)       200          8
    Inventories                                       306         74        199
    Prepaid expenses and other current assets         205        (21)        41
  Increase (decrease) in:
    Accounts payable                                  628       (398)       (71)
    Accrued liabilities                              (171)        52         11
                                                 --------   --------   --------

         Net cash used in operating activities     (4,194)    (1,947)    (1,587)
                                                 --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment          (51)       (78)       (32)
  Proceeds from the sale of property and
    equipment                                         354         --         --
  Restricted cash                                      16         --         --
                                                 --------   --------   --------

         Net cash provided by (used in)
           investing activities                       319        (78)       (32)
                                                 --------   --------   --------

                      GOLDEN SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                   1998       1999       2000
                                                 --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net of repayments          1,398      1,284       1102
  Borrowings (repayments) under notes payable        (118)       168        176
  Change in related party balances                  1,738        698        337
  Note payable under Recapitalization Plan            150        150        149
                                                 --------   --------   --------

         Net cash provided by financing
           activities                               3,168      2,300      1,764
                                                 --------   --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                               (577)      (237)        (7)
                                                 --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 (1,284)        38        138

CASH AND CASH EQUIVALENTS, beginning of year        1,363         79        117
                                                 --------   --------   --------

CASH AND CASH EQUIVALENTS, end of year           $     79   $    117   $    255
                                                 ========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                      GOLDEN SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

1.   BASIS OF PRESENTATION, BACKGROUND, AND PRINCIPLES OF CONSOLIDATION

     BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Golden Systems, Inc. (GSI) and Fairplay Group, Inc. (Fairplay), collectively hereafter referred to as "the Company".

The accompanying financial statements at March 31, 2000 have been prepared assuming that the Company will continue as a going concern. However, the Company is currently facing significant issues which raise substantial doubt that the Company has the ability to continue as a going concern. These issues are summarized as follows:

o At March 31, 2000, the Company had outstanding amounts due to four separate Indian lenders in the amount of $10,629,000, all of which are currently in default. Of that amount, three banks have issued notices to the Company demanding immediate repayment of $9,465,000. The Company has insufficient funds available to repay the lenders. Because the Indian debt is secured by the assets of Ultra Tek, alternatives available to the lenders include closing the operations of Ultra Tek and forcing Ultra Tek into liquidation (see Note 4).

o In fiscal 1995, Ultra Tek's importing of computer components into India came under investigation by the Indian customs authorities. In September 1997, the Indian customs authorities issued a separate "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of imported raw material in its inventories. In fiscal 1997, Ultra Tek came under the investigation of the Indian Department of Revenue Intelligence concerning the import and export of certain components used in the manufacture of power supplies and returned customer product. Subsequently, a separate "show cause" notice was issued requesting explanation of why duties should not be assessed. The above governmental allegations and investigations could lead to additional duty and penalties being assessed against Ultra Tek in the amount of $2,316,000 using the Indian rupee translation rate at September 30, 2000, and penal action being initiated against Ultra Tek. In addition, penal action under Indian law, which the Company believes is very unlikely, could result in possible monetary fines of up to a maximum of $16,023,000 using the Indian rupee translation rate at September 30, 2000. The Company is contesting these allegations, but currently, the - matters are unresolved and the outcomes uncertain (see
     Note 11).

o The Company has incurred significant losses from operations over the past four years; has lost its two main customers, which has significantly impacted its revenues; and at March 31, 2000, had a shareholders' deficit of $18,411,000. During fiscal 2001, the Company has continued to incur significant losses, and management has not successfully executed on its efforts to achieve profitable operations and positive cash flows. Outside of related party financing, the Company has identified no viable source of financing.

Due to the significance of these factors in the accompanying financial statements at March 31, 2000, all assets have been stated at their estimated realizable values. Costs of resolving the contingencies noted above or settling amounts due to Indian banks or Company creditors have not been reflected in the accompanying financial statements as management is currently unable to estimate these amounts. Accounts receivable and inventories were valued at their subsequently realized amounts (inventories at cost), and property, plant and equipment were valued based on estimates by management and in accordance with the guidelines of Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). The estimated realizable values and settlement amounts may be different from the proceeds ultimately received or payments made.

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

The manufacturing facilities of Ultra Tek are primarily located in Mumbai, India, in the Santa Cruz Electronics Export Processing Zone (SEEPZ). Under the regulations of the SEEPZ, Ultra Tek is required to export a substantial part of its production. Ultra Tek imports substantially all of its raw materials from East Asia, Europe and the United States of America. Ultra Tek exports substantially all of its production to GSI and its customers in the United States of America, Asia and Europe.

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

     FOREIGN CURRENCY TRANSLATION

The financial statements of Ultra Tek and the Company's former subsidiaries in Sri Lanka and England have been prepared in their local currencies and have been translated into U.S. dollars in accordance with the Statement of Financial
Accounting Standards No. 52. The functional currency is the local currency. Assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate at the balance sheet date. Revenues, expenses and cash flows are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are not included in determining net income or loss but are accumulated and reported as a separate component of shareholders' deficit in the accompanying balance sheets.

     STOCK-BASED COMPENSATION PLAN

The Company accounts for its stock-based compensation plan (see Note 6) under the provisions of APB Opinion No. 25. The Company has elected to follow the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", beginning April 1, 1995 for employee awards and April 1, 1996 for non-employee awards.

     REVENUE RECOGNITION

Revenues on product sales are recognized at the time of shipment from India.

The Company accounts for potential product returns by reserving for the potential loss of sales and accounts receivable in the period in which the original sale occurred based on historical results. Historically, product returns have been relatively insignificant, except for in fiscal 1995 when the Company's most significant customer returned approximately $4.2 million of product to the Company. These significant returns only occurred in fiscal 1995 and, through fiscal 1999, the Company has incurred relatively insignificant product returns in every other year of its operations since its inception. The Company's management believes that the fiscal 1995 level of returns was of a non-recurring nature, and as such, only reserves relating to an estimated recurring level of returns were recorded as of March 31, 1999 and 2000 and are included in the accounts receivable allowance.

Sales to countries other than the United States approximated 18, 36 and 31 percent of the Company's revenues in fiscal years 1998, 1999 and 2000, respectively.

     RESEARCH AND DEVELOPMENT

Costs associated with developing and testing new concepts and designs are expensed as incurred. All research and development costs have been expensed through March 31, 2000.

     WARRANTIES

The Company generally provides its customers with a one to three-year warranty on its power supplies. A provision for estimated future costs relating to warranty expense is recorded when products are shipped.

     SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

In fiscal 1998, sales to two customers accounted for approximately 15 and 65 percent, respectively, of the Company's net sales. As of March 31, 1998, these customers accounted for approximately 93 percent of the Company's accounts receivable balance. In fiscal 1999, the customer obtained in 1998, which accounted for the smaller percentage of sales, was replaced. Sales to the new customer and the existing customer accounted for approximately 12 and 64 percent, respectively, of the Company's net sales. As of March 31, 1999, these customers accounted for approximately 76 percent of the Company's accounts receivable balance. In fiscal 2000, the customer obtained in 1999, which accounted for the smaller percentage of sales, was replaced. Sales to the new customer and the existing customer accounted for approximately 12 and 59 percent, respectively, of the Company's net sales. As of March 31, 2000, these customers accounted for approximately 82 percent of the Company's accounts receivable balance.

The Company's strategy of selling to OEMs anticipates that the Company will be relying on high sales volumes to a relatively small number of customers. The Company has no long-term contracts with major customers and since December 1999, has received no new orders from its largest customer in fiscal 2000. A decline in demand for computer peripheral equipment and other electronic products, or other factors affecting the electronics industry in general, or major customers in particular, could have a material adverse effect on the Company's results of operations (see Note 1).

The Company manufactures all of its products in India and sells to OEMs that operate in a number of foreign countries, including countries in Asia. The Company procures a significant amount of raw materials and components from vendors located in Asia. The economic uncertainties that have affected Asia over the last several years have seriously disrupted the Company's ability to deal with its vendors and its customers on an advantageous basis. These events have had an adverse effect on the Company's ability to procure raw materials and components, manufacture its products, and export its products from India to customers in the United States and Western Europe. In general, foreign manufacturing and sales are subject to risks, including changes in governmental policy, economic disruptions, transportation delays and interruptions, political turmoil, protective labor laws, currency restrictions, and the imposition of tariffs and import/export controls. Any disruption of the Company's activities, for example because of international economic sanctions against India, tensions between India and Pakistan, or economic uncertainties affecting Japan, Korea and other Asian nations, could adversely affect the Company. The Company's products are not currently subject to any duties upon import to the United States or other countries to which the Company ships. Any change in this duty-free status, as a result, for example, of economic sanctions, could adversely affect the Company.

     INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market. Cost includes cost of material, freight and manufacturing overhead. Inventories consist of the following (in thousands):

                                                           March 31,  March 31,
                                                              1999      2000
                                                             ------    ------

     Raw materials                                           $  359    $  259
     Work-in-progress                                           156         7
     Finished goods                                              97       120
                                                             ------    ------

                                                             $  612    $  386
                                                             ======    ======

The Company reviews its inventories on a periodic basis (generally quarterly) for slow-moving, excess and obsolete items. A reserve is recorded against the cost of items identified as such. The amounts shown at March 31, 1999 and 2000 are presented net of a reserve of $4,943,000 and $4,805,000, respectively, which records the inventories at their estimated net realizable values.

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

Property, plant and equipment consists of the following (in thousands):

                                                            March 31,  March 31,
                                                               1999      2000
                                                              ------    ------

Machinery and equipment                                       $2,253    $2,205
Motor vehicles                                                    34        33
Furniture and fixtures                                           612       605
Computer software                                                 54        54
Leasehold improvements                                           253       253
                                                              ------    ------
                                                               3,207     3,150
Accumulated
  depreciation and amortization                               (1,330)   (1,383)
Reserve for impairment loss                                   (1,249)   (1,221)
                                                              ------    ------

                                                              $  628    $  546
                                                              ======    ======

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

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for income taxes was $800 in 1998, 1999 and 2000. Cash paid for interest was approximately $302,000, $223,000 and $177,000 in 1998, 1999 and
2000, respectively.

     BASIC INCOME (LOSS) PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted average number of common shares outstanding during the period, which totaled 5,300,000 for 2000, 1999 and 1998, respectively. The Company did not present Diluted EPS, since the result was anti-dilutive in 1998 and 2000 and immaterial in 1999.

     NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Statement of Financial Account Standards ("SFAS") No. 130, "Reporting Comprehensive Income", in fiscal year 1999. The impact of SFAS No. 130, which establishes standards for reporting and displaying comprehensive income and its component (foreign currency translation) in the consolidated financial statements, is disclosed in the accompanying consolidated statement of shareholders' equity (deficit).

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

4.   SHORT-TERM BORROWINGS

     GSI FACTORING AGREEMENT

The Company has a factoring agreement with a United States bank. Under the agreement, the Company may sell its accounts receivable to the bank, at the bank's option, at the value of 80 percent of the face amount of each receivable the bank desires to purchase. The total amount of "unpaid advances" by the bank cannot exceed $1,333,333. The Company must pay a monthly finance charge (1.75 percent) on the outstanding unpaid advances in addition to a one-time administration fee (.75 percent) on each purchased receivable. The unpaid advances are secured by essentially all of the assets of the Company. The term of the factoring agreement is on a year-to-year basis unless terminated in writing by Buyer or Seller. During fiscal 1999, the Company factored a total of $265,000 of its accounts receivable to provide working capital. Subsequently, the borrowings were repaid and there was no outstanding balance at March 31, 1999. During fiscal 2000, the Company factored a total of $1,111,000 of its accounts receivable to provide working capital. Subsequently, the borrowings were repaid and there was no outstanding balance at March 31, 2000.

     ULTRA TEK FINANCING AGREEMENTS

The Company has entered into borrowing agreements with three banks in India, which are denominated in Indian Rupees. The agreements provide for borrowings based upon qualifying intercompany accounts receivable which relate to export sales. At March 31, 1999 and 2000, $8,191,000 and $9,098,000 of principal and accrued interest (349,102,000 and 398,620,000 in Indian rupees), respectively, were outstanding under these agreements and no amounts were available to borrow. Borrowings bear interest at varying rates prescribed by the Reserve Bank of India for such borrowings. At March 31, 1999 and 2000, the normal rate of interest was 13 percent per annum, with interest on overdue amounts increasing to a maximum of 26 percent. These agreements are secured by accounts receivable, property, plant and equipment, and inventories.

The Company has also entered into additional credit agreements with the same three banks, which are denominated in Indian rupees. These agreements provide for borrowings based upon qualifying inventories which relate to export sales. At March 31, 1999 and 2000, $425,595 and $365,783 (18,139,000 and 16,025,000 in
Indian rupees), respectively, were outstanding under these agreements and no amounts were available to borrow. Borrowings bear interest at varying rates prescribed by the Reserve Bank of India for such borrowings. At March 31, 1999 and 2000, the normal rate of interest was 13 percent per annum, with interest on overdue amounts increasing to a maximum of 26 percent. These credit agreements are secured by inventories and accounts receivable.

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

The BIFR appointed an Operating Agency ("OA") to examine the Company's viability and prepare a viability study report. Accordingly, the Company prepared a draft rehabilitation proposal, which was submitted to the OA. The OA reviewed the proposal and forwarded the same to the BIFR along with the minutes of a joint meeting between the banks and the Company convened by the OA in March 1999. Based on the minutes of the joint meeting, the BIFR prepared its Draft Rehabilitation Scheme and advised all concerned inviting suggestions/objections to the scheme, which envisaged restructuring existing debts. The BIFR held a hearing on August 16, 1999 and after hearing all interested parties, advised the Company and the banks to discuss further and modify the Draft Scheme to take into account the various points made at the hearing. The BIFR also instructed the OA to conduct joint meetings with the banks and the Company and to forward a modified scheme. Accordingly, the Company made revisions in the Draft Scheme to the extent that no further funding would be required from the banks and there would be no dilution of the existing security available to the consortium banks. On October 5, 1999, the OA held a joint meeting of consortium member banks and the Company to discuss the revised proposal and forwarded minutes of the joint meeting to BIFR, indicating that no consensus had been arrived at on the proposal submitted by the Company. During a hearing on May 19, 2000, before the BIFR, the bench observed that no acceptable revival proposal was in sight and directed OA to initiate necessary steps towards change of management. The bench also directed that the Company, being the existing promoter, can also submit its proposal based on a One Time Settlement (OTS) acceptable to the banks and a third party lending institution. Accordingly, the Company has submitted its proposal, which is being considered by the banks and lending institution.

Essentially all of the above agreements and facilities are covered by corporate guarantees from GSI, Fairplay and Tandon Associates, a related party. They are also covered by the personal guarantee of the Chairman of Ultra Tek for the amount of approximately $10,030,000.

5.   NOTES PAYABLE

In fiscal 1995, the Company entered into borrowing agreements with an Indian lending institution (which are denominated in U. S. dollars) to finance the purchase of certain property and equipment. At March 31, 1999 and 2000, $962,000 and $1,164,000, respectively, was owed under these agreements. The borrowings are repayable in five equal installments beginning on April 1, 1997 and ending on April 1, 1998. Interest on outstanding amounts are payable annually at a rate equal to the London Inter Bank Offer Rate (LIBOR) plus 2.75 percent. For overdue amounts, the rate of interest was 20.4 percent per annum. The borrowings are secured by the property and equipment. The Company currently has defaulted on all payments due subsequent to April 1, 1997. Currently, there has been no legal action taken by the lender nor has the lender called for repayment of outstanding amounts due.

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

The Company accounts for the 1994 Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS 123, the effect on the Company's net income
(loss) and income (loss) per common share amounts would have been immaterial.

A summary of the status of the Company's outstanding stock options at March 31, 1998, 1999 and 2000 and changes during the years then ended is presented in the table and narrative below (shares are in thousands):

                                                 1998               1999               2000
                                           -----------------  -----------------  ----------------
                                                      Wtd.               Wtd.              Wtd.
                                                      Avg.               Avg.              Avg.
                                           Shares  Ex. Price  Shares  Ex. Price  Shares Ex. Price
                                           ------    ------   ------    ------   ------   ------
Outstanding at beginning of year .......      124    $ 4.58       90    $ 4.75       81   $ 4.69
Granted ................................       --        --       --        --       --       --
Exercised ..............................       --        --       --        --       --       --
Forfeited ..............................      (34)     4.14       (9)     5.25       --       --
                                           ------    ------   ------    ------   ------   ------
Outstanding at end of year .............       90    $ 4.75       81    $ 4.69       81   $ 4.69
                                           ------    ------   ------    ------   ------   ------
Exercisable at end of year .............       59    $ 5.62       65    $ 5.82       72   $ 5.62
                                           ------    ------   ------    ------   ------   ------
Weighted average fair value of options
  granted ..............................                N/A                N/A               N/A
                                                     ------             ------            ------

     COMMON STOCK PURCHASE WARRANTS

A summary of warrant activity is as follows:

                                                     Number of
                                                       Shares      Option Prices
                                                      -------      -------------

     Balance, March 31, 1997                          149,000      $ .50 to 8.40

          Issued                                           --                 --
          Exercised                                        --                 --
          Redeemed                                         --                 --
                                                      -------      -------------

     Balance, March 31, 1998, 1999 and 2000           149,000      $ .50 to 8.40
                                                      =======      =============

No warrants were issued, exercised or redeemed in fiscal years 1998, 1999 and 2000. All warrants are currently exercisable.

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

7.   EXTINGUISHMENT OF ACCOUNTS PAYABLE

In 1994, the Company attempted to develop a product line, which failed to materialize. Inventory related to this product line was previously reserved for, however certain accounts payable amounts aggregating $1,775,000 payable since 1994 had been retained in the financial statements pending any possible demand for payment. Since demand for payment has not been made and any future demand will be barred under the Indian Limitation Act, the Company in fiscal 1999 credited operating income for the balance due. Similarly, there are other accounts payable amounts aggregating $399,000 in fiscal 1999 and $72,000 in fiscal 2000 that have not been paid for which no demand has been made against the Company and which are currently barred under the Indian Limitation Act. These amounts have also been credited to operating income.

8.   INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109).

Under SFAS 109, deferred income tax assets or liabilities are computed based on the temporary difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. The valuation allowance increased $1,184,000 in 2000.

The components of the net deferred income tax asset at March 31, 2000 are as follows (in thousands):

                                                                           2000
                                                                          -----

     Allowance for bad debts                                                 28
     Vacation accrual                                                         5
     Net operating loss carryforwards                                     3,959
     Inventory reserve                                                    1,418
     Warranty reserve                                                        25
     Book over tax depreciation                                              58
                                                                          -----
                                                                          5,493

     Less:  Valuation allowance                                          (5,493)
                                                                          -----

                                                                          $  --
                                                                          =====


The provision for income taxes for the years ended March 31, 1998, 1999 and 2000 are as follows (in thousands):

                                                         1998     1999     2000
                                                         ----     ----     ----

     Current   - Federal                                 $ --     $ --     $ --
               - State                                      1        1        1
               - Foreign                                   --       --       --
                                                         ----     ----     ----

                                                         $  1     $  1     $  1
                                                         ====     ====     ====

Differences between the provision for income taxes and income taxes at the statutory federal income tax rate for the years ended March 31, 1998, 1999 and 2000 are as follows (in thousands):

                                                        1998      1999     2000
                                                        ----      ----     ----

     Income tax benefit
       at statutory federal rate                      $(1,258)    $ 39    $(669)
     State and local income taxes,
       net of federal income tax effect                     1        6        1
     Tax benefits not recognized                        1,258      (44)     669
                                                      -------     ----    -----

                                                      $     1     $  1     $  1
                                                      =======     ====     ====

In 1998, the pre-tax losses relating to U.S. and foreign operations were $1,561,000 and $2,138,000, respectively. In 1999, the pre-tax loss relating to U.S. operations was $816,000 and the pre-tax profit relating to foreign operations was $930,000. In 2000, the pre-tax losses relating to U.S. and foreign operations were $694,000 and $1,274,000, respectively.

Ultra Tek's manufacturing facilities are located in an export processing zone. Under the Indian Income-tax Act of 1961, the entire profits of a company situated in a free trade zone are exempt from income tax for a period of five consecutive years within the first eight years of operations at the option of the Company. Ultra Tek elected to claim the exemption for the five years ended March 31, 1992. Consequently, Ultra Tek did not have any income tax liability up to March 31, 1992. Under another provision of the Indian Income-tax Act of 1961, Ultra Tek will continue to be exempt from income tax to the extent of profits attributable to its export sales. For the years ended March 31, 1998, 1999 and 2000, no provision for income taxes was recorded, as Ultra Tek incurred losses for tax purposes.

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

Net operating loss carryforwards as of March 31, 2000 for federal tax purposes are approximately $15.8 million and begin expiring in fiscal year 2010.

9.   MINORITY INTEREST

On September 7, 1993, the holders of notes payable due from Ultra Tek in the amount of approximately $2.6 million contributed such amounts to Ultra Tek in exchange for Ultra Tek redeemable preference shares. The preference shares exchanged for the debt are non-voting shares, with an aggregate annual dividend amount of $25 ($0.00003 per share) per year, are mandatorily redeemable in 20 years and have a liquidation preference of approximately $2.6 million. Due to an agreement with the preference shareholders, these shares are redeemable at the option of the Company but do not have to be redeemed for 20 years. Early redemption of the shares prior to maturity can be accomplished only with the approval of a majority of the Company's outside directors. The full redemption amount is shown in the accompanying balance sheets as of March 31, 1999 and 2000 as minority interest.

10.  COMMITMENTS AND CONTINGENCIES

     a)   LEASES

     GSI leased its corporate headquarters from a related party under a three year operating lease, which expired in December 1999. Currently, the headquarters facility is being rented on a monthly basis. Ultra Tek leases certain factory premises from the Indian Government under operating leases, which expire at various dates through 2015. Future minimum payments under these and other various operating leases are as follows (in thousands):

      Year ending March 31:
      ---------------------

               2001                                            42
               2002                                            42
               2003                                            42
               2004                                            42
               2005                                            42
            Thereafter                                         29
                                                             ----
                                                             $239
                                                             ====

    Gross rental expense for the years ended March 31, 1998, 1999 and 2000 was approximately $222,000, $98,000 and $97,000, respectively.

    b)  LITIGATION

    The Company is subject to lawsuits in the normal course of business. In the opinion of management and legal counsel to the Company, pending litigation will not result in a material loss to the Company.

    c)  CONTINGENCIES

    During fiscal year 1995, the Company's imports of computer components for final assembly and sale into the domestic tariff area (DTA) of India (outside the SEEPZ) came under investigation by the Indian customs authorities. As a result, Company inventories of $1,032,000 (47,447,000 in Indian rupees) were seized by the authorities. On May 30, 1995, the authorities issued a notice to the Company alleging misdeclaration of purported imports of complete computer systems as imports of computer system components. The notice calls upon the Company to explain why the authorities should not (a) confiscate all the goods so imported, (b) levy additional duty of $1,063,000 (48,885,000 in Indian rupees) on the goods already sold into the DTA, and (c) take penal action against the Company under the law. The Company paid an advance of $700,000 (20,000,000 in Indian rupees) against customs duty that may ultimately be levied by the authorities and recorded this amount in "cost of goods sold" in the statement of operations for the year ended March 31, 1995. During fiscal 1996, the authorities released the seized goods. However, because of difficulties encountered in re-exporting the goods and technological obsolescence, the entire amount of the seized goods was included in the inventory reserve amounts. No other penalties or expenses related to this government action have been incurred by the Company.

    In September 1997, the Indian customs authorities issued a "show cause" notice alleging that Ultra Tek has not provided valid explanations for shortages of raw material in its inventories. The notice called upon the Company to explain why the authorities should not (a) impose duty of $559,000 (25,725,000 in Indian rupees) leviable on imported components which were alleged not accounted for in the terms of bond executed, (b) why penal action should not be initiated against the Company, and (c) why a penalty equal to the duty held to be leviable, $559,000 (25,725,000 in Indian rupees), in respect of unaccounted goods should not be imposed.

    In fiscal 1997, the Company came under investigation by the Indian Department of Revenue Intelligence (DRI) in connection with the import and export of certain components and goods used in the manufacture of power supplies and customer returns. The investigation focused on the alleged discrepancy noted between the physical stock records and books, in respect of the work-in-process inventory at March 31, 1996 and 1997 and customer returned product at March 31, 1992 through March 31, 1997. In May 1998, the DRI issued a "show cause" notice requesting that the Company explain why the DRI should not impose duties of approximately $559,000 (25,720,000 in Indian rupees). Penalties relating to the investigation, if any, have not yet been determined.

    The Company is disputing each of the allegations above and has been advised by counsel that it has meritorious defenses in each instance.

    The aggregate of threatened duties and penalties to the Company is approximately $2,316,000 (106,474,000 in Indian rupees), using the Indian rupee translation rate at September 30, 2000. Although the Company is contesting the allegations of the authorities, the outcomes of these matters are uncertain at this time. Accordingly, no additional provisions for any losses that may ultimately result have been made in these financial statements. In addition, penal action under Indian law, which the Company believes is very unlikely, could result in possible monetary fines of up to $16,023,000 at September 30, 2000.

12.  RELATED PARTY TRANSACTIONS

The Company has substantial dealings with the following entities which are owned by or affiliated with Company shareholders. The amount of loans, sales, purchases, transfers and sharing of expenses during the years ended March 31, 1998, 1999 and 2000 with each party are as follows (in thousands):

                                                                1998        1999     2000
ADVANCE TECHNOLOGY DEVICES
  BEGINNING BALANCE                                            $ (113)      (36)      (33)
     Product sales                                                 21        --        --
     Sale (purchase) of raw materials                              17         2         1
     Charges for sharing common expenses                           --        --       (43)
     Credits for sharing common expenses                            7         4         1
     Sale of assets                                                47        --        --
     Translation adjustments to/(from) the Company                  6         2         1
     Cash transfers (to)/from the Company                         (21)       (5)       21
                                                               --------------------------
  ENDING BALANCE                                                  (36)      (33)      (52)
                                                               --------------------------

EASTERN PERIPHERALS LTD.
  BEGINNING BALANCE                                               171        96        --
     Purchase of raw materials                                     --        --        --
     Charges for sharing common expenses                           (6)       (6)       (2)
     Sale/(purchase) of assets                                     --        --        --
     Translation adjustments to/(from) the Company                (11)       (6)       --
     Reserve for doubtful collection                               --       (84)       --
     Cash transfers (to)/from the Company                         (58)       --         2
                                                               --------------------------
  ENDING BALANCE                                                   96        --        --
                                                               --------------------------

GOLDEN COMPUTER LTD.
  BEGINNING BALANCE                                                --       (13)       --
     Product sales                                                  1        --        --
     Translation adjustments to/(from) the Company                 --         1        --
     Cash transfers (to)/from the Company                         (14)       12        --
                                                               --------------------------
  ENDING BALANCE                                                  (13)       --        --
                                                               --------------------------

MAAZDA TRAVEL
  BEGINNING BALANCE                                                (1)       (1)        2
     Charges for travel agent services                            (23)      (43)       --
     Cash transfers (to)/from the Company                          23        46        --
                                                               --------------------------
  ENDING BALANCE                                                   (1)        2         2
                                                               --------------------------

MODULAR ELECTRONICS PVT. LTD.
  BEGINNING BALANCE                                               (73)      (66)      (62)
     Purchase of raw materials                                      7        --
     Charges for sharing common expenses                           --        --
     Credits for sharing common expenses                           --        --
     Creditor transfer due to sale of company                      --        --        60
     Translation adjustments to/(from) the Company                 --         4         2
                                                               --------------------------
  ENDING BALANCE                                                  (66)      (62)       --
                                                               --------------------------

M. L. TANDON
  BEGINNING BALANCE                                                --                (104)
     Unsecured loan                                              (120)     (111)       --
     Translation adjustments to/(from) the Company                  9         7         3
                                                               --------------------------
  ENDING BALANCE                                                 (111)     (104)     (101)
                                                               --------------------------

                                                                1998        1999     2000
RELIABLE CONSULTANCY SERVICES PVT. LTD.
  BEGINNING BALANCE                                                (2)       (3)       --
     Charges for sharing common expenses                           --        (1)       (1)
     Credits for sharing common expenses                           --        --        --
     Translation adjustments (to)/from the Company                 (1)       --        --
     Cash transfers (to) from the Company                          --         4        --
                                                               --------------------------
  ENDING BALANCE                                                   (3)       --        (1)
                                                               --------------------------

SACHAM ELECTRONICS SERVICES PVT. LTD.
  BEGINNING BALANCE                                                10         9         6
     Translation adjustments to/(from) the Company                 (1)       (1)
     Reserve for doubtful collection                               --        --        (6)
     Cash Transfers (to) from the Company                          --        (2)
                                                               --------------------------
  ENDING BALANCE                                                    9         6        --
                                                               --------------------------

SDJ PARTNERS
  BEGINNING BALANCE                                                --        --       (57)
     Rent & utilities                                             (53)      (57)      (57)
     Cash transfers (to)/from the Company                          53        --        --
                                                               --------------------------
  ENDING BALANCE                                                   --       (57)     (114)
                                                               --------------------------

ST HOLDING PVT. LTD.
  BEGINNING BALANCE                                                (4)       (4)       (4)
     Charges for sharing common expenses                           --        --         1
                                                               --------------------------
  ENDING BALANCE                                                   (4)       (4)       (3)
                                                               --------------------------

TANCOM ELECTRONICS
  BEGINNING BALANCE                                               (96)      (94)     (102)
     Sale of raw materials                                         67         6         9
     Sale/(purchase) of assets                                    (35)       (2)       --
     Purchase of materials                                         --       (23)       --
     Credits for sharing common expenses                           40         1         1
     Charges for sharing common expenses                           --        (3)       (9)
     Translation adjustments to/(from) the Company                  9         7         3
     Cash transfers (to)/from the Company                         (79)        6       (29)
                                                               --------------------------
  ENDING BALANCE                                                  (94)     (102)     (127)
                                                               --------------------------

TANDON ASSOCIATES, INC. - NOTE RECEIVABLE
  BEGINNING BALANCE                                                --    (1,607)   (1,334)
     Secured loans                                             (1,989)       --      (105)
     Accrued interest on loan                                     (82)     (159)     (167)
     Cash transfers (to)/from the Company                         464       432       163
                                                               --------------------------
  ENDING BALANCE                                               (1,607)   (1,334)   (1,443)
                                                               --------------------------

TANDON ASSOCIATES, INC.
  BEGINNING BALANCE                                                22        --       (22)
     Credits for outside services and expenditures                 --        --        --
     Credits for sharing common expenses                           19        17        --
     Charges for sharing common expenses                           --       (39)      (57)
     Credits for research and development                          --        --        --
     Sale of assets                                                40        --        --
     Cash transfers (to)/from the Company                         (81)       --        --
                                                               --------------------------
  ENDING BALANCE                                                   --       (22)      (79)
                                                               --------------------------

                                                                1998        1999     2000
TANDON MAGNETICS (I) PVT. LTD.
  BEGINNING BALANCE                                                (5)       (4)       (4)
     Charges (credits) for sharing common expenses                  1        --        --
                                                               --------------------------
  ENDING BALANCE                                                   (4)       (4)       (4)
                                                               --------------------------

TANTEC MAGNETICS
  BEGINNING BALANCE                                                (1)       --         5
     Product sales                                                 47        --        --
     Purchase of computers                                         (5)       --        --
     Sale of raw of materials                                       5         9        --
     Charges for sharing common expenses                           --        (4)       --
     Credits for sharing common expenses                           --        --        --
     Credits for outside services                                  --        --        --
     Sale of assets                                                18        --        --
     Cash transfers (to)/from the Company                         (64)       --        --
                                                               --------------------------
  ENDING BALANCE                                                   --         5         5
                                                               --------------------------

J.T. HOLDINGS PVT. LTD.
  BEGINNING BALANCE                                                --        --      (796)
     Unsecured loan                                                --      (806)      (45)
     Translation adjustments (to)/from the Company                 --        10        22
                                                               --------------------------
  ENDING BALANCE                                                   --      (796)     (819)
                                                               --------------------------

TOTAL NET DUE TO RELATED PARTIES                              $(1,834)  $(2,505)  $(2,736)
                                                               ==========================

TANDON FAMILY NOTE UNDER RECAPITALIZATION PLAN
  BEGINNING BALANCE                                           $(1,873)  $(2,023)  $(2,173)
     Interest on note                                           (150)     (150)     (149)
                                                               --------------------------
  Total note payable under Recapitalization Plan              $(2,023)  $(2,173)  $(2,322)
                                                               ==========================

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

In addition, during fiscal 1998, the Company sold its manufacturing subsidiary located in Sri Lanka to Cortex, Limited, a Tandon family affiliate, which transaction resulted in a gain to the Company of approximately $590,000. In connection with the sale, Cortex, Limited, agreed to assume all of the bank debt in Sri Lanka, the facility lease, and all the obligations to employees. The Company also entered into an agreement with an affiliated party of Tandon Associates to sell its Singapore operation. The Company recorded a gain of approximately $38,000 on this transaction.

12.  FOREIGN OPERATIONS

The Company operates principally in three geographic areas: the United States, Europe, and Asia. The following is a summary of information by areas as of and for the years ended March 31, 1998, 1999 and 2000 (in thousands):

1998
----
                                                   United
                                                   States      Asia       Total
                                                   ------     ------     ------
Sales originating from                             $4,305        276     $4,581
Loss from operations                               $1,587      1,386     $2,973
Identifiable assets                                $1,068      1,458     $2,527

1999
----
                                                   United
                                                   States      Asia       Total
                                                   ------     ------     ------
Sales originating from                             $3,889         46      3,935
Loss (income) from operations                      $  560     (2,169)    (1,609)
Identifiable assets                                $  804      1,244      2,048

2000
----
                                                   United
                                                   States      Asia       Total
                                                   ------     ------     ------
Sales originating from                             $3,272      1,408      4,680
Loss (income) from operations                      $  331       (216)       115
Identifiable assets                                $  652      1,008      1,660

The Company exported approximately 12 percent, 35 percent, and 30 percent, of its total sales in the years ended 1998, 1999 and 2000, respectively. These exports are primarily to foreign subsidiaries of U. S. companies.

DOMESTIC VERSUS EXPORT SALES
----------------------------

                                                                             Export
                                                                -------------------------------
                                                                 European             All Other
                                            India     Domestic  Community     Asia       Areas      Total
                                           --------   --------   --------   --------   --------   --------
1998 Sales to unaffiliated customers ...   $    276      3,751        468         86         --   $  4,581
1999 Sales to unaffiliated customers ...   $     46      2,506      1,117        266         --   $  3,935
2000 Sales to unaffiliated customers ...   $     45      3,272        632        729          2   $  4,680

13.  401K PLAN

The Company maintains a 401(k) plan for the benefit of its domestic employees. The Plan covers substantially all of these employees, subject to certain participation requirements. Participants may contribute from 1% to 15% of their eligible earnings, subject to certain restrictions. The Plan provides that the Company may make additional contributions to the Plan, but it is not required to contribute on behalf of the participants. Commencing January 1, 2000, the Plan was amended, whereby the Company will match employee contributions equal to 20% on the first 6% of the participants elective deferral. The Company's contributions to the Plan vest ratably over a five year employment period for each participant. Expenses related to this Plan during fiscal years 1998, 1999 and 2000 were not significant.

                                                    INDEPENDENT AUDITOR'S REPORT
                                                    ----------------------------

TO THE BOARD OF DIRECTORS,

CORTECH SYSTEMS (INDIA) LIMITED

We have audited the accompanying statements of financial condition of CORTECH SYSTEMS (INDIA) LIMITED, formerly known as ULTRA TEK DEVICES LIMITED as at March 31, 2000 and 1999 and related statements of operations, shareholder's equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement's presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ULTRA TEK DEVICES LIMITED as at March 31, 2000 and 1999 and the result of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As stated in Notes 12(a), 12(b) and 12(c), various notices have been issued by India's customs department alleging, among other matters, misdeclaration of imports, shortages of materials and excess returned goods and claiming additional duties, penalties and confiscation of inventory aggregating Rs.155,063,381. The company has contested these allegations and the outcome of these matters is uncertain.

The financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has been declared as a sick company by the Board for Industrial and Financial Reconstruction (`BIFR'). In addition two creditors of the Company have filed separate petitions in the Bombay High Court for winding up the company on the basis that the company is unable to pay its dues. The BIFR held a hearing on May 19, 2000 and observed that no acceptable revival proposal was in sight and directed the Operating Agency to initiate necessary steps to change management. The bench also directed that the company could submit its proposal for a one time settlement acceptable to banks and institutions. Accordingly, the Company has submitted its proposal, which is being considered by those banks and institutions. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are also described in Note 16. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ DELOITTE HASKINS & SELLS

DELOITTE HASKINS & SELLS,
CHARTERED ACCOUNTANTS
MUMBAI
DATED: 28 NOVEMBER 2000

CORTECH SYSTEMS (INDIA) LIMITED
(FORMERLY ULTRA TEK DEVICES LIMITED)
STATEMENTS OF FINANCIAL CONDITION AT MARCH 31, 2000 AND 1999

                                                                                            March 31,
                                                                                ----------------------------------
                                                                       Notes          2000              1999
                                                                       -----    ----------------  ----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                               2(f)  Rs.    1,054,565  Rs.      206,931
  Restricted cash balances                                                3              539,439           506,152
  Receivable from GSI                                                     8          590,973,023       483,509,600
  Other accounts receivable, net of allowances of
    Rs.793,994 (1999 - Rs.4,378,702)                                                     617,221           557,367
  Supplier and other advances, net of allowances of
  Rs.3,524,221 (1999 - Rs.3,278,569)                                                     293,583           491,977
  Inventories, net of allowances of Rs.151,936,352
    (1999 - Rs.151,936,352)                                               2(d)        16,022,945        21,799,561
  Prepaid expenses and othe current assets,  net of
    allowances of Rs.271,010 (1999 - NIL)                                12(a)        21,036,481        22,774,218
                                                                                ----------------  ----------------
      TOTAL CURRENT ASSETS                                                           630,537,257       529,845,806

PROPERTY, PLANT AND EQUIPMENT, net of
  impairment allowance and accumulated depreciation                       2(e)        23,793,422        25,741,402
                                                                                ----------------  ----------------
      TOTAL ASSETS                                                              Rs.  654,330,679  Rs.  555,587,208
                                                                                ----------------  ----------------

LIABILITY AND SHAREHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES
  Secured short-term borrowings                                           4     Rs.  269,072,349  Rs.  236,390,193
  Secured loan                                                            5           51,006,346        41,001,914
  Unsecured short-term borrowings                                         6          145,572,333       130,850,193
  Payable to GSI                                                          8          299,484,762       207,871,293
  Advances from GSI                                                       9          243,211,599       236,605,304
  Other accounts payable                                                 10           21,162,816        34,558,708
   Due to other related parties, net                                     15           72,929,163        67,907,412
   Accrued liabilities                                                                 9,192,825        11,417,984
                                                                                ----------------  ----------------
      TOTAL CURRENT LIABILITIES                                                    1,111,632,193       966,603,001
                                                                                ----------------  ----------------

LONG TERM LIABILITY
  Authorised Preference Capital:
    825,000 non-cumulative redeemable preference
    shares of Rs.100 each.
  Issued and outstanding:
    820,000 non-cumulative redeemable preference shares                  13           82,000,000        82,000,000
    of Rs.100 each

COMMITMENTS AND CONTINGENCIES                                         11 & 12                 --                --
                                                                                ----------------  ----------------

CAPITAL AND RESERVES
  Authorised:
    250,000 common shares of Rs. 10 each
  Issued and outstanding:
    100,000 common shares of Rs.10 each                                                1,000,000         1,000,000
  Accumulated Deficit                                                               (540,301,514)     (494,015,793)

                                                                                ----------------  ----------------
      TOTAL CAPITAL AND RESERVES                                                    (539,301,514)     (493,015,793)
                                                                                ----------------  ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      Rs.  654,330,679  Rs.  555,587,208
                                                                                ----------------  ----------------

The accompanying notes are an integral part of these financial statements.

CORTECH SYSTEMS (INDIA) LIMITED
(FORMERLY ULTRA TEK DEVICES LIMITED)
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                                                       YEARS ENDED MARCH 31
                                                                                ----------------------------------
                                                                       NOTES          2000              1999
                                                                       -----    ----------------  ----------------

REVENUES
  Sales to GSI                                                            2(b)  Rs.  160,260,246  Rs.  135,088,330
  Sales to others                                                                      2,081,122         2,053,753
                                                                                ----------------  ----------------
      TOTAL REVENUES                                                                 162,341,368       137,142,083
                                                                                ----------------  ----------------

COST OF GOODS SOLD
  Material, labour, overhead and direct cost                                        (135,845,029)     (135,825,579)
  Allowance for inventory                                                                     --      (130,607,657)
                                                                                ----------------  ----------------
      TOTAL COST OF GOODS SOLD                                                      (135,845,029)     (266,433,236)
                                                                                ----------------  ----------------

GROSS PROFIT (LOSS)                                                                   26,496,339      (129,291,153)

OPERATING EXPENSES, net
  Selling, general and administrative                                                (17,128,613)      (21,251,467)
  Engineering                                                                         (3,155,798)       (2,166,459)
  Property, plant and equipment impairment loss                                               --       (36,370,190)
  Accounts payable written back                                          10           11,815,426        80,251,336
                                                                                ----------------  ----------------
      Total operating expenses                                                        (8,468,985)       20,463,220
                                                                                ----------------  ----------------

OPERATING INCOME (LOSS)                                                               18,027,354      (108,827,933)

OTHER INCOME AND (EXPENSE)
  Interest expense                                                        7          (64,737,921)      (63,522,131)
  Interest and other income                                                              424,846           878,597
                                                                                ----------------  ----------------
      Total other income (expense), net                                              (64,313,075)      (62,643,534)
                                                                                ----------------  ----------------

NET LOSS FOR THE YEAR                                                           Rs.  (46,285,721) Rs. (171,471,467)
                                                                                ----------------  ----------------

ACCUMULATED DEFICIT, beginning of the year                                          (494,015,793)     (322,544,326)
                                                                                ----------------  ----------------

ACCUMULATED DEFICIT, end of the year                                                (540,301,514)     (494,015,793)
                                                                                ================  ================

The accompanying notes are an integral part of these financial statements.

CORTECH SYSTEMS (INDIA) LIMITED
(FORMERLY ULTRA TEK DEVICES LIMITED)
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                                                       YEARS ENDED MARCH 31
                                                                                ----------------------------------
                                                                                      2000              1999
                                                                                ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        Rs.  (46,285,721) Rs. (171,471,467)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Loss on sale or write off of property, plant and equipment                               146,996            16,574
Property, plant and equipment impairment loss                                                 --        36,370,190
Allowance for inventories                                                                     --       130,607,657
Accounts payable written back, net                                                   (11,815,426)      (80,251,336)
Interest accrued on loans                                                             64,737,922        62,908,550
Capital advance written off                                                                   --           237,500
Revaluation of foreign currency loan                                                          --            59,441
Depreciation                                                                           3,107,514         8,433,495

Decrease/(increase) in current assets:
     Receivable from GSI                                                            (107,463,423)     (135,626,540)
     Other accounts receivable                                                           (59,854)         (493,707)
     Suppliers and other advances                                                        198,394           581,790
     Inventories                                                                       5,776,617        20,397,378
     Prepaid expenses and other current assets                                         1,737,737          (946,397)
     Restricted Cash balances                                                            (33,287)          (48,470)

Increase/(decrease) in current liabilities :
     Payable to GSI                                                                   91,613,468        78,310,479
     Other accounts payable                                                           (2,160,022)        1,325,873
     Net dues to related parties                                                       3,076,752         3,818,569
     Advances from GSI                                                                 6,606,295        16,043,862
     Accrued liabilities                                                              (2,225,160)           31,418

                                                                                ----------------  ----------------
     NET CASH PROVIDED BY/ (USED IN)OPERATING ACTIVITIES                               6,958,802       (29,695,141)
                                                                                ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                                            (1,307,318)       (3,263,127)
Proceeds from sale of property, plant and equipment                                           --            16,000

                                                                                ----------------  ----------------
     NET CASH USED IN INVESTING ACTIVITIES                                            (1,307,318)       (3,247,127)
                                                                                ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of secured short term debt                                                 (6,748,850)       (1,876,907)
Loan from related party                                                                1,945,000        33,914,760
                                                                                ----------------  ----------------
     NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                              (4,803,850)       32,037,853
                                                                                ----------------  ----------------

NET INCREASE / (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                              847,634          (904,415)

CASH AND CASH EQUIVALENTS, beginning of year                                             206,931         1,111,346

                                                                                ----------------  ----------------
CASH AND CASH EQUIVALENTS, end of year                                                 1,054,565           206,931
                                                                                ----------------  ----------------

The accompanying notes are an integral part of these financial statements.

                         CORTECH SYSTEMS (INDIA) LIMITED
                      (FORMERLY ULTRA TEK DEVICES LIMITED)
                        NOTES TO THE FINANCIAL STATEMENTS

1.   BACKGROUND

Cortech Systems (India) Ltd. ('the Company') was incorporated in India as Ultra Tek Devices Ltd. with limited liability on August 9, 1985. The name of the Company was changed from Ultra Tek Devices Ltd. to Cortech Systems (India) Ltd. and a fresh certificate of incorporation incorporating such change was issued by the Registrar of Companies on June 6, 2000. The Company is wholly owned by Fairplay Group, Inc., a company incorporated in Panama. On July 1, 1993, Fairplay Group, Inc. was acquired by Golden Systems, Inc., (`GSI') previously known as Golden Power Systems, Inc., a company incorporated in the State of California in the United States of America.

The Company is principally in the business of manufacture and export of switch mode power supplies and adapters, to cater to the need of various international customers in the field of information technology, telecommunications, networking and distribution channels. The manufacturing facilities of the Company are located at Mumbai in India, in Export Processing Zones ('EPZ'). Under the regulations governing EPZs, the Company is required to export a substantial part of its production. The Company imports substantially all of its raw materials from East Asia, Europe and the United States of America. The Company exports substantially all of its production to GSI and GSI's customers in the United States of America, Asia and Europe. During the year, the Company commenced the development and export of software at its Mumbai and Chennai software units.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  BASIS OF PRESENTATION

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), from the accounting books and records maintained by the Company at Mumbai and Chennai in India. The Company's general purpose financial statements are prepared under accounting principles generally accepted in India, which differ in certain material respects from US GAAP.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as discussed in Note 16, the Company currently faces significant issues that raise substantial doubt about the ability of the Company to continue as a going concern.

(b)  REVENUE RECOGNITION

Revenues from sales of products are recognised at the time of shipment and include incentives provided by the Government of India on export sales. Revenue is recognised when no significant uncertainty as to measurability or collectability exists. Substantially all of the Company's sales and purchase transactions are with GSI.

(c)  FOREIGN CURRENCY TRANSLATION

The functional currency of the Company is the Indian rupee. Foreign currency denominated transactions are converted to rupees at the exchange rate prevailing on the transaction date. Foreign currency denominated assets and liabilities are translated at the exchange rate prevailing on the balance sheet date. Gains and losses arising on conversion of foreign currency denominated assets and liabilities and on foreign currency transactions are included in the determination of the net loss.

(d)  INVENTORIES

Inventories are valued at the lower of cost and net realizable value. Cost is determined on a weighted average basis and includes the cost of material, freight and manufacturing overheads.

Allowances have been made for the probable diminution in the value of inventories that are obsolete or slow moving.

Inventories consist of the following:

     At March 31,                                      2000             1999
                                                       ----             ----
     Raw material                                   148,295,395      151,952,141
     Work-in-progress                                14,056,005       20,044,701
     Finished goods                                   4,390,956           73,751
     Goods in Transit                                 1,216,941        1,665,321
                                                   -----------------------------
                                                    167,959,297      173,735,914
     Less: Allowance for obsolescence               151,936,352      151,936,352
                                                   -----------------------------
     Total inventories, net                          16,022,945       21,799,562
                                                   =============================

(e)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at acquisition cost, net of depreciation and allowance for impairment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements have been amortized over the terms of the lease agreements.

The Company has subjected long lived assets to a test of recoverability, based on the undiscounted cash flows expected from use or disposition of such assets and recognised an impairment loss. The loss is recognised based on the amount by which the carrying values exceed the fair market values of the long-lived assets. Fair market value is determined using anticipated cash flows discounted at a rate commensurate with the risk involved.

Property, plant and equipment consist of the following:

                                                   ESTIMATED
                                                    USEFUL
                                                 LIFE (YEARS)      2000           1999
                                                 ------------      ----           ----

Machinery and equipment                            10 to 15     61,351,560     61,475,320
Dies and patterns                                         3      1,959,896      1,959,896
Tooling                                             5 to 10     24,506,152     24,100,512
Motor vehicles                                           10      1,453,402      1,453,402
Furniture, fixtures and miscellaneous assets        5 to 15     18,402,744     18,205,935
Leasehold improvements                                    5      1,244,140      1,244,140
                                                              ---------------------------
Property, plant and equipment, at cost                         108,917,894    108,439,205
Less: Accumulated depreciation                                 (48,937,323)   (46,327,613)
Allowance for impairment                                       (36,187,149)   (36,370,190)
                                                              ---------------------------
Property, plant and equipment, net                              23,793,422     25,741,402
                                                              ---------------------------

Costs of normal  maintenance  and repairs  are  charged to expense as  incurred.
Major  replacements  or  betterments  of  property,   plant  and  equipment  are
capitalised.

(f)  CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Restricted cash balances (see note 3) are not included as cash or cash equivalents.

(g)  RETIREMENT BENEFITS

Contributions to defined contribution schemes such as Provident Fund, Family Pension Fund etc. are expensed when incurred. The liability in respect of gratuity is charged to revenue based on actuarial valuation at the year-end.

GRATUITY:

The company provides for gratuity, a defined benefit retirement plan (the "Gratuity Plan") covering all employees. The Gratuity Plan provides a lump sum payment to vested employees at retirement or termination of employment in an amount based on the respective employee's salary and the years of employment with the company. Employees generally vest after five years of continuous service.

PROVIDENT FUND:

All employees of the company are entitled to receive benefits under the provident fund, a defined contribution plan, in which both the employee and the company contribute monthly at a statutory rate, currently 12% of employee's salary. These contributions are made to a fund set up by the Government of India. The company has no further obligations under the provident fund beyond its monthly contributions.

The company does not have any significant post retirement obligations to its employees or retirees other than those discussed above. Amounts contributed for gratuity and provident fund were Rs.1,405,154 and Rs.1,265,043 for the years ended March 31, 2000 and 1999, respectively.

(h)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

No cash was paid for income taxes and interest for the years ended March 31, 2000 and 1999 respectively.

(i)  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the years presented. Actual results could differ from those estimates.

3.   RESTRICTED CASH BALANCES

Restricted cash balances comprise restricted deposits with banks amounting to Rs.539,439 and Rs.506,155 at March 31, 2000 and 1999, respectively which have been given as security against delivery orders issued by banks. During the years ended March 31, 2000 and 1999, the rates of interest on these deposits ranged from 8 to 11 per cent per annum.

4.   SECURED SHORT-TERM BORROWINGS

Short-term borrowings include:

             AT MARCH 31,                          2000                 1999
             ------------                          ----                 ----
         Bills discounted                       152,040,006          153,394,550
         Packing credit                          16,024,967           18,138,878
         Interest accrued and due               101,007,371           64,856,765
                                               ------------         ------------
         Total                                  269,072,344          263,390,193
                                               ------------         ------------

The Company has the above credit facilities with three banks. The loans are secured by hypothecation of stock of raw materials, work-in-progress, semi-finished and finished goods, consumables, stores and spares, bills receivables and book debts. Further, the bill discounting arrangements and packing credit arrangements are also covered by corporate guarantees from Fair Play Group Inc., and GSI., the Company's immediate and ultimate holding companies, Tandon Associates Inc., a related party and by the personal guarantee of a director of the Company.

On March 31, 2000 and 1999 the above amounts of bills discounted and packing credit were in default along with interest. The rates of interest on these borrowings ranged from 20 to 25 percent. The Company's bankers have frozen credit facilities available to the Company effective June 1996. These banks issued legal notices to the

Company on July 4,1997 calling upon the Company to pay the outstanding amount due. On January 12, 1998 the Company was declared a sick company and was placed under the supervision of the Board for Industrial and Financial Reconstruction ("BIFR") of the Government of India (See Note 16). Under Indian law relating to rehabilitation of sick companies, the Company's banks are not permitted to initiate any legal action against the Company for non payment of amounts due as the enforcement of collateral by the banks requires the prior approval and sanction of the BIFR.

5.   SECURED LOAN

The Company had taken a US dollar denominated loan of US$914,308 from ICICI repayable in 5 equal quarterly installments commencing from April 1, 1997, secured by a first charge by way of hypothecation of movables (other than book debts), including movable machinery, machinery spares, tools and accessories, both present and future, subject to prior charges created and/or to be created in respect of stocks and such other movables as may be agreed in favour of the banks for working capital requirement in the ordinary course of business. The loan is also secured by a first charge on any immovable properties that may be acquired in the future. ICICI has agreed to cede second charge in favour of a consortium of banks subject to the banks' holding first charge on current assets agreeing to cede second charge on current assets in favour of ICICI. The Company has defaulted in the payment of installments due subsequent to April 21, 1997. Accordingly, the outstanding foreign currency denominated loan has been frozen as a rupee loan. No legal action has been taken by ICICI against the Company nor has ICICI recalled any amount. The amount of principal and interest overdue as on March 31, 2000 was Rs.51,006,346.

Interest on installments overdue is charged at the maximum rate chargeable on rupee denominated loans. This rate is 20.41 per cent.

The enforcement of the security requires the prior approval and sanction of the BIFR

6.   UNSECURED SHORT TERM BORROWINGS

Unsecured borrowings include the principal balances in respect of unpaid overdue bills discounted with banks and interest. The rate of interest on these borrowings ranged from 20 per cent to 26 per cent.

7.   INTEREST ON BORROWINGS

Interest including penal interest on secured and unsecured short-term borrowings has been estimated by the Company based on information available with the Company. These balances are subject to confirmation by the banks (See note 16).

8.   RECEIVABLE FROM AND PAYABLE TO GSI

The Company has applied to the Reserve Bank of India to set off the export receivables (bills sent on collection) from GSI of Rs. 296,722,398 against the import payables to GSI in line with the international practice. Pending the necessary clearance from RBI, no adjustment is made in respect of the same in accounts.

9.   ADVANCES FROM GSI

Advances from GSI represent advance payments from the Company's parent of Rs.243,211,599 received in earlier years. These advance payments were made on the understanding that they would be treated as advances and that the parent company would make payment for individual bills as and when exports are made against bills of exchange. Subsequently, the parent company did not honour its commitment under the bills of exchange as and when they fell due for payment. In the normal course of business, the Company had discounted these bills of exchange with its bankers in India. When the Company's parent did not honour its commitment under these bills of exchange, the Company approached the Reserve Bank of India to set off the advance of Rs.243,187,952 due to the Company's parent against the export receivables of Rs.240,320,979 due from the Company's parent at the rate of exchange prevailing as on March 31, 2000. Pending the RBI's clearance, no set off has been recorded.

10.  ACCOUNTS PAYABLE WRITTEN BACK.

Included in accounts payable at March 31, 1999 were amounts aggregating to Rs.11,815,426 payable to third parties since 1996. These amounts payable had not been demanded by the parties by March 1999 and have become time barred under the Indian Limitation Act, 1963. Accordingly, the Company has written back accounts payable of Rs.11,815,426 as the Company is not legally obligated to repay these amounts and does not intend to do so.

11.  COMMITMENTS

(a)  Leases

(i) The Company leases factory and office premises under operating leases from Santacruz Electronics Export Processing Zone. (SEEPZ) under a lease which expired on March 31, 2000. The Company continues to occupy the space and expects the lease to be renewed for a period of 5 years. Pending completion of the lease renewal agreement the Company has estimated the rentals to be Rs.1,701,465 annually.

Future minimum  payments  under this  operating  lease are estimated as follows:

          Years ending March 31:
          ----------------------

          2001                                          1,701,465

          2002                                          1,701,465

          2003                                          1,701,465

          2004                                          1,701,465

          2005                                          1,701,465

(ii) The Company also leases factory and office premises under operating leases from Madras Export Processing Zone (MEPZ) at Chennai. During the year, the Company cancelled the existing lease agreement with MEPZ prematurely and entered into a new lease agreement for a smaller space as a part of its restructuring activities. This agreement is for a term of 15 years with minimum lease rentals of Rs.123,412 annually, upto March 31, 2002. Thereafter the lease rentals would be revised every 3 years subject to a maximum of 25% increase over the previous lease rentals.

Future minimum payments under this operating lease are as follows:

          Year ending March 31:
          ---------------------

          2001                                            123,412

          2002                                            123,412

Gross rental expense for the years ended March 31, 2000 and 1999 amounted to Rs. 1,875,5786 and Rs.1,745,104 respectively.

(b)  CAPITAL EXPENDITURE

At March 31, 2000 and 1999, the Company has committed to spend approximately Rs.377,817 and Rs.881,346, respectively, under agreements to purchase property, plant and equipment.

12.  CONTINGENCIES

The Company faces the following  material  assertions by revenue  authorities in
India:

(a) During the year 1994-95, the Company's import of computer components and parts of computer systems for the final assembly into computer systems and sale into the Domestic Tariff Area (`DTA') came under investigation by the Indian Customs and Excise department ("Customs"). Following the investigation, inventories of Rs.47,000,000 were seized by the authorities. On May 30, 1995, Customs issued a notice to the Company alleging misdeclaration of imports of computer systems as imports of computer system components. The notice calls upon the Company to explain why Customs should not

     (I)  confiscate all the goods so imported,
     (II) levy additional duty of Rs.49,000,000 on the goods already sold into the DTA, and
     (III)levy a penalty not exceeding five times the duty on such goods or Rs.1,000 whichever is greater.

     The Company has paid an advance of Rs.20,000,000 against customs duty that may be levied by Customs against which the balance as on March 31, 2000 and 1999 amounting to Rs.19,202,878 has been included in the prepaid expenses and other current assets in the balance sheet.

     Subsequently, the authorities released the inventories seized earlier and the Company is exercising the opportunity provided by the authorities for it to re-export the goods or sell the goods to other units located within Santacruz Electronics Export Processing Zone (`SEEPZ') or into the DTA.

(b) The Customs department carried out an investigation in March 1995 in respect of stocks of imported material including work-in-progress. Alleging shortages, it has issued a show cause and demand notice dated September 8, 1997, asking the Company to explain why -

     I. Duty of Rs.25,724,946 leviable on the non-duty paid imported components valued at Rs.28,217,319 which are not accounted for in terms of the bond executed by them should not be recovered;
     II. Penal action should not be initiated against them for contravention of the conditions of the Customs Notification and thereby rendering unutilized goods liable for confiscation and also for violation of the provisions of Foreign Trade (Development & Regulation)Act, 1992 ;
     III. A penalty equal to the duty held to be leviable in respect of unaccounted goods should not be imposed on the Company.

(c) The Directorate of Revenue Intelligence (`DRI') carried out investigation in February 1997 in respect of returned rejected goods (`RMA') and stocks of imported material including work in progress.

     Alleging shortages and excess, Customs has issued a show cause and demand notice on May 15,1998 asking the Company to explain why:

     (I) duty of Rs.8,834,865 on the missing / non accounted and non duty paid RMA totally valued at Rs.8,863,956 should not be paid by the Company;

     (II) duty of Rs.16,885,317 on the non-accounted and non-duty paid short material components valued at Rs.33,927,608 which are not accountable in terms of bond executed by them, should not be paid by the Company;

     (III)RMA and raw material components valued at Rs.28,893,307 which were found in excess during investigation should not be confiscated; and,

     (IV) levy a penalty not exceeding five times the duty on such goods or Rs.1,000 whichever is greater.

The Company is disputing each of the allegations above and has been advised by eminent counsel that it has meritorious defenses in each instance.

In the opinion of the Company and on the basis of advice given by eminent counsel, no material liability is expected in respect of the above matters, and accordingly, the Company has not made a provision for the above matters.

13.  NON-CUMULATIVE REDEEMABLE PREFERENCE SHARES

Non-cumulative redeemable preference shares were issued and allotted on September 7, 1993 to Advance Power Devices Private Limited ('APD'), a related party, in full and final settlement of its loan to the Company and are redeemable at par, after a period not earlier than 10 years. The Company has obtained an undertaking from APD that APD will exchange these shares at maturity for like shares having broadly similar terms. These preference shares are entitled to a preferential nominal aggregate annual dividend of Rs.1,000 per annum and, in the event of repayment of capital, to a preferential repayment at par in priority to the common shares with no further right to participate in any surplus.

14.  INCOME-TAX

Under the Indian Income-tax Act, 1961, the Company is exempt from income tax to the extent of profits attributable to the export sales of the Company. In respect of the years ended March 31, 2000 and 1999, the Company did not have any taxable profits and, therefore, no provision for income-tax in respect of profits attributable to domestic sales, interest and other income which are not exempt from income-tax is made in the financial statements.

No provision for deferred taxes has been made as the Company has loss carry forwards of Rs. 358,517,261 and Rs. 321,775,856 as on March 31, 2000 and 1999
respectively. No deferred tax asset has been established for such significant loss carry forwards as their recoverability is unlikely and hence a valuation allowance has been recognised for the entire amount of loss carry forwards.

15.  RELATED PARTY TRANSACTIONS

The Company has dealings with the following entities, which are majority owned or otherwise controlled by Mr. Manohar Lal Tandon, Chairman, either solely or together with his close relatives and other directors of the Company. The net balances due to related parties other than GSI, at March 31, 2000 and 1999 for sales, purchases, transfers or sharing of expenses and advances are Rs.72,929,163 and Rs.67,907,412, respectively.

The aggregate of sales, purchases, transfers and sharing of expenses during the years ended March 31, 2000 and March 31, 1999 are as follows:

                                         March 31, 2000                March 31, 1999
Nature of transaction                Expenses       Revenues       Expenses       Revenues
--------------------------------------------------------------------------------------------
Charges for sharing expenses          2,454,306                       377,110
Credits for sharing expenses                            56,436                       296,724
Purchase of materials                                                 991,046
Sale of materials                                      435,614                       333,795
                                   ---------------------------------------------------------
                              TOTAL   2,454,306        492,050      1,368,156        630,519
                                   ---------------------------------------------------------

16.  GOING CONCERN ASSUMPTION

The Company has been declared as a Sick Industrial Company by the Board for Industrial and Financial Reconstruction (BIFR) on January 12, 1998. The BIFR, in exercise of its powers has appointed Industrial Credit and Investment Corporation of India (ICICI) as the Operating Agency (OA) responsible for examining the Company's viability and preparing a Viability Study Report for the BIFR's consideration. The rehabilitation proposal submitted by the Company was studied by the OA and forwarded to the BIFR in March 1999 along with the minutes of the joint meeting with banks and institution convened by the OA. Based on the minutes of the joint meeting forwarded by the OA to the BIFR, the BIFR prepared a Draft Rehabilitation Scheme and invited all concerned parties to make suggestions or raise objections to the draft scheme within one month.

The BIFR held a hearing on August 16, 1999 and, after hearing all interested parties, the BIFR directed the Company and the banks to hold further discussions and modify the scheme to take into account the various points made at the hearing and instructed the OA to forward a modified rehabilitation scheme within six weeks.

Accordingly, the Company changed the scheme so that no further funding would be required from the banks and that there would be no dilution of the existing security available to the consortium banks. This revised scheme was submitted to the OA.

The OA held a joint meeting of consortium member banks and the Company on October 5, 1999 to discuss the modified draft rehabilitation scheme and forwarded minutes of this joint meeting to the BIFR indicating that no consensus on the proposal submitted by the Company had been arrived at.

On May 19, 2000, the BIFR held another hearing, at which the bench observed that no acceptable revival proposal was in sight and directed the OA to initiate necessary steps towards a change of management. The bench also directed that the Company could also submit their proposal for a One Time Settlement acceptable to the banks and institution. The Company submitted its settlement proposal on Aug 16, 2000 and initiated discussions/negotiations on the said proposal. Based on the discussions with the banks and ICICI, the settlement proposal as revised on November 16, 2000 calls for a repayment of 85% of the principal amount outstanding as on March 31, 1996, in respect of banks and 78% of the principal amount outstanding as on March 31, 1997, in respect of ICICI both after adjusting subsequent credits availed and repayments made till date and waiver of interest, penal interest etc. after the respective aforementioned dates. The settlement is proposed to be made over a period of 18 months after the sanction of the proposal by BIFR.

Two creditors of the Company have filed separate petitions in the Bombay High Court for winding up the Company on the basis that the Company is unable to pay their dues. The amounts claimed by these two creditors aggregate Rs.4,494,867. These petitions came up for admission after the Company was declared a sick industrial company and their hearing has been adjourned until further notice, pending completion of the rehabilitation process being undertaken by the BIFR.

The above matters give rise to serious doubts about the Company's ability to continue as a going concern in the foreseeable future. Management's plans are to satisfy the settlement arrived at with the banks and institutions under the directives of the BIFR and to recapitalise the Company and to seek from the Company's parent sufficient cash with which to do so. The Company's parent also is executing restructuring plans and capital raising efforts.

Under these circumstances, the accounts of the Company have been prepared on going concern basis and the same is dependent upon the approval of the Settlement scheme by the BIFR, availability of funds to meet the commitments and further working capital needs, and future profitability of the Company.

                                        FOR CORTECH SYSTEMS (INDIA) LTD.
                                        (FORMERLY ULTRA TEK DEVICES LTD.)

                                        MANAGING DIRECTOR       DIRECTOR

MUMBAI, DATED:
28 NOVEMBER 2000